Form 10-Q/A
period 2017-05-31
AG ACQUISITION GROUP, INC.
filed 2017-08-30
CIK 1705126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to quarterly report on Form 10-Q/A (the “Form 10-Q/A”) amends the registrant’s quarterly report on Form 10-Q for the quarter ended May 31, 2017, initially filed with the Securities and Exchange Commission on July 12, 2017 (the “Original Form 10-Q”).

This Form 10-Q/A is being filed to correct a typographical error in the number of authorized shares shown on the balance sheet and in Note 4 to the unaudited financial statements.

This Form 10-Q/A only amends and restates Item 1 of Part I of the Original Form 10-Q and no other items in the Original Form 10-Q are amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Form 10-Q or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the Securities and Exchange Commission, Item 6 of Part II of the Original Form 10-Q has been amended to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

1

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AG Acquisition Group, Inc.

Condensed Consolidated Balance Sheet

As of May 31, 2017

	As of May 31, 2017	As of February 28, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$2,628	$2,628

Total Current Assets	2,628	2,628

Total Assets	$2,628	$2,628

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities	$-	$-

Total Liabilities	$-	$-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock $0.0001 par value: 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock $0.0001 par value: 100,000,000 shares authorized; 10,000,000 shares issued and outstanding at May 31, 2017	1,000	1,000
Additional paid-in capital	3,000	3,000
Accumulated deficit	(1,372)	(1,372)

Total Stockholders’ Equity	2,628	2,628

Total Liabilities and Stockholders’ Equity	$2,628	$2,628

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

NOTE 4 – STOCKHOLDERS’ EQUITY

Effective February 23, 2017, the Company issued a total of Ten Million (10,000,000) shares of $.0001 par value common stock to entities owned and controlled by the Company’s two officers and directors. The shares were issued for $.0004 per share for a total of Four Thousand Dollars ($4,000). The Company is authorized to issue 100,000,000 shares of common stock, par value $.0001 and 5,000,000 shares of preferred stock, par value $.0001. As of May 31, 2017, there are 10,000,000 shares of common stock and no shares of preferred stock issued and outstanding.

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

AG ACQUISITION GROUP, INC.

Date: August 30, 2017	By:	/s/ Laura Anthony
Laura Anthony
Chief Financial Officer (principal financial officer and principal accounting officer)

