Form 10-Q
period 2017-08-31
AG ACQUISITION GROUP, INC.
filed 2017-10-16
CIK 1705126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017

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

As of October 13, 2017, there were 10,000,000 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AG Acquisition Group, Inc.

Condensed Balance Sheets

(Unaudited)

	As of August 31, 2017	As of February 28, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$2,277	$2,628

Total current assets	2,277	2,628

Total Assets	$2,277	$2,628

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Convertible debt, related party - net of discount
	464	-
Accrued interest,	46
Stock-settled debt obligation-related party	$5,000
Current Liabilities	$5,510	$-

Total Liabilities	$5,510	$-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Preferred stock $0.0001 par value: 5,000,000 shares authorized; none issued and outstanding at August 31, 2017 and February 28, 2017	-	-
Common stock $0.0001 par value: 100,000,000 shares authorized; 10,000,000 shares issued and outstanding at August 31, 2017 and February 28, 2017	1,000	1,000
Additional paid-in capital	3,000	3,000
Accumulated Deficiency	(7,233)	(1,372)

Total Stockholders’ Equity (Deficiency)	(3,233)	2,628

Total Liabilities and Stockholders’ Equity (Deficiency)	$2,277	$2,628

See accompanying notes to condensed financial statements.

AG Acquisition Group, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended August 31, 2017	Six Months Ended August 31, 2017

Revenue	$-	$-

Costs and Expenses:
General and administrative	(5,351)	(5,351)

Loss from operations before income taxes	(5,351)	(5,351)

Interest Expense	510	510

Income tax provision	-	-

Loss before Income Taxes	(5,861)	(5,861)

Net Loss	$(5,861)	$(5,861)

Weighted average shares outstanding	10,000,000	10,000,000

Basic and diluted net loss per share	$-	$-

See accompanying notes to condensed financial statements.

AG Acquisition Group, Inc.

Condensed Statement of Cash Flows

For the Six Months Ended August 31, 2017

(Unaudited)

Cash Flows from Operating Activities:
Net Loss	$(5,861)
Adjustments to reconcile net loss to cash used in operations
Amortization of debt discount	464
Increase in accrued interest	46
Net Cash Used in Operating Activities	(5,351)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible debt	5,000

Net Cash Provided by Financing Activities	5,000

Net Decrease in Cash and Cash Equivalents	(351)

Cash-Beginning of Period	2,628

Cash-End of Period	$2,277

Supplemental Cash Information:
Interest paid in cash	$-
Taxes paid in cash	$-

See accompanying notes to condensed financial statements.

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the regulations of the United States Securities and Exchange Commission. The condensed financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These condensed consolidated unaudited financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in Form 10 filed with the SEC on May 2, 2017. Interim results of operations for the three and six months ended August 31, 2017 are not necessarily indicative of future results for the full year. The Company has not earned any revenue from operations since inception.

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

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of August 31, 2017, there were no deferred tax assets and liabilities due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of August 31, 2017, there are no outstanding dilutive securities.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3 – GOING CONCERN

The Company has yet to generate any revenue since inception to date and has not yet entered into any agreements. The Company had a working capital deficiency of $3,233 and an accumulated deficit of $7,233 as of August 31, 2017. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing from its stockholders or other sources, as may be required.

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

NOTE 4 – CONVERTIBLE NOTES PAYABLE- RELATED PARTY

On July 11, 2017, the Company issued to Leone Group, LLC (“Leone Group”) a promissory note in the aggregate principal amount of $1,000. Leone Group owns 50% of the Company’s outstanding common stock. Laura Anthony, the Company’s Chief Financial Officer, Treasurer, Secretary and director, is the sole stockholder of Leone Group. The note bears interest at a rate of 10% per annum and matures on July 11, 2018. Leone Group has the right at any time to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest into shares of the Company’s common stock at a conversion price equal to 50% of the lowest trading price of the Company’s common stock during the five trading day period ending on the last complete trading day prior to the conversion date.

On July 14, 2017, the Company issued to Leone Group a promissory note in the aggregate principal amount of $1,000. The note bears interest at a rate of 10% per annum and matures on July 14, 2018. Leone Group has the right at any time to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest into shares of the Company’s common stock at a conversion price equal to 50% of the lowest trading price of the Company’s common stock during the five trading day period ending on the last complete trading day prior to the conversion date.

On August 7, 2017, the Company issued to Leone Group a promissory note in the aggregate principal amount of $1,500. The note bears interest at a rate of 10% per annum and matures on August 7, 2018. Leone Group has the right at any time to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest into shares of the Company’s common stock at a conversion price equal to 50% of the lowest trading price of the Company’s common stock during the five trading day period ending on the last complete trading day prior to the conversion date.

On August 8, 2017, the Company issued to Leone Group a promissory note in the aggregate principal amount of $1,500. The note bears interest at a rate of 10% per annum and matures on August 8, 2018. Leone Group has the right at any time to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest into shares of the Company’s common stock at a conversion price equal to 50% of the lowest trading price of the Company’s common stock during the five trading day period ending on the last complete trading day prior to the conversion date.

Because there is no market for the Company’s common stock, the conversion rights did not meet the criteria for derivative classification. However, because the convertible notes are convertible into a variable number of shares based on a fixed dollar amount, the intrinsic value of the conversion feature, which approximates fair value, is presented as a stock settled debt obligation on the accompanying balance sheet. The stock settled debt obligation of $5,000 was offset with a discount on the convertible debt to be amortized into interest expense through the maturity dates of the convertible debt. During the three and six months ended August 31, 2017, the company recognized $464 of amortization and the convertible debt has a balance of $464, net of unamortized discounts of $4,536.

NOTE 5 – STOCKHOLDERS’ EQUITY

Effective February 23, 2017, the Company issued a total of Ten Million (10,000,000) shares of $.0001 par value common stock to entities owned and controlled by the Company’s two officers and directors. The shares were issued for $.0004 per share for a total of Four Thousand Dollars ($4,000). The Company is authorized to issue 100,000,000 shares of common stock, par value $.0001 and 5,000,000 shares of preferred stock, par value $.0001. As of August 31, 2017, there are 10,000,000 shares of common stock and no shares of preferred stock issued and outstanding.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of August 31, 2017, entities owned and controlled by the Company’s sole officers and directors have provided the Company with its only cash for operations. During the six months ended August 31, 2017, entities owned and controlled by the Company’s sole officers and directors purchased an aggregate of 10,000,000 shares of common stock for a total purchase price of $4,000.

During the three months ended August 31, 2017 the Company issued convertible debt in the aggregate amount of $5,000 through a significant stock holder. See Note 4.

The Company uses the office of an officer and director, without charge. The same officer has also provided legal services to the Company as of August 31, 2017, without charge.

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

Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At August 31, 2017, we had $2,277 of cash assets and $5,510 of total liabilities. We have no revenues.

During the quarter ended August 31, 2017, we issued to Leone Group, LLC (“Leone Group”) a total of four convertible promissory notes in the aggregate principal amount of $5,000. Leone Group owns 50% of the Company’s outstanding common stock. Laura Anthony, the Company’s Chief Financial Officer, Treasurer, Secretary and director, is the sole stockholder of Leone Group. Each note bears interest at a rate of 10% per annum and matures 12 months after issuance. Leone Group has the right at any time to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest on each note into shares of the Company’s common stock at a conversion price equal to 50% of the lowest trading price of the Company’s common stock during the five trading day period ending on the last complete trading day prior to the conversion date.

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

We have no source of revenues and will quickly have a stockholders’ deficit. These conditions raise substantial doubt about our ability to continue as a going concern. We will be devoting our efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

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

Continuing Operations, Liquidity and Capital Resources

We have no known demands or commitments and are not aware of any events or uncertainties that will result in or that are reasonably likely to materially increase or decrease our current liquidity. We had no material commitments for capital expenditures as of August 31, 2017.

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

Off-Balance Sheet Arrangements

As of August 31, 2017, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of August 31, 2017. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2017, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended August 31, 2017, the company issued convertible debt, for which the company lacks sufficient internal resources to identify appropriate accounting treatment on a timely basis. There were no other changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended August 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material litigation, nor, to the knowledge of management, is any litigation threatened against us that may materially affect us.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Not applicable.

(b) During the quarter ended August 31, 2017, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

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

AG ACQUISITION GROUP, INC.

Date: October 16, 2017	By:	/s/ Laura Anthony
Laura Anthony
Chief Financial Officer (principal financial officer and principal accounting officer)

