Form 10-Q
period 2017-11-30
AG ACQUISITION GROUP, INC.
filed 2018-01-16
CIK 1705126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 000-55785

AG ACQUISITION GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	82-0776144
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

330 Clematis Street, Suite 217, West Palm Beach, FL	33401
(Address of Principal Executive Office)	(Zip Code)

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

As of January 16, 2018, there were 10,000,000 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AG Acquisition Group, Inc.

Condensed Balance Sheets

(Unaudited)

	As of November 30, 2017	As of February 28, 2017

ASSETS

CURRENT ASSETS:
Cash	$5,777	$2,628

Total Current Assets	5,777	2,628

Total Assets	$5,777	$2,628

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts Payable	$3,133	$-
Convertible debt, related party - net of discount	1,711	-
Stock-settled debt obligation-related party	5,000	-
Advances from related parties	3,500	-
Accrued Interest	171	-
Current Liabilities	13,515	-

Total Liabilities	13,515	-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $0.0001 par value: 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value: 100,000,000 shares authorized; 10,000,000 shares issued and outstanding	1,000	1,000
Additional paid-in capital	3,000	3,000
Accumulated deficiency	(11,738)	(1,372)

Total Stockholders’ Equity (Deficiency)	(7,738)	2,628

Total Liabilities and Stockholders’ Equity (Deficiency)	$5,777	$2,628

See accompanying notes to condensed financial statements.

AG Acquisition Group, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended November 30, 2017	Nine Months Ended November 30, 2017

Revenue	$-	$-

Costs and Expenses:
General and administrative	3,133	8,994

Loss from operations before income taxes	(3,133)	(8,994)

Interest Expense	1,372	1,882

Income tax provision	-	-

Net Loss	$(4,505)	$(10,366)

Weighted average shares outstanding	10,000,000	10,000,000

Basic and diluted Weighted average share amounts:
Basic and diluted net loss per share	$-	$-

See accompanying notes to condensed financial statements.

AG Acquisition Group, Inc.

Condensed Statement of Cash Flows

For November 30, 2017

(Unaudited)

Cash Flows from Operating Activities:
Net Loss	$(10,366)

Adjustments to reconcile net loss to cash used in operations

Amortization of debt discount	1,711

Increase in accrued interest	171

Changes in assets and liabilities
Increase in accounts payable	3,133

Net Cash Used in Operating Activities	(5,351)

Financing Activities
Proceeds from issuance of convertible debt	5,000
Advances from related parties	3,500

Net Cash Provided by Financing Activities	8,500

Net Increase in Cash	3,149

Cash-Beginning of Period	2,628

Cash-End of Period	$5,777

Supplemental Cash Information:
Interest paid in cash	$-
Taxes paid in cash	$-

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

Series A Preferred Stock

On October 18, 2017, the Company filed a certificate of amendment (the “Series A Amendment”) to its certificate of incorporation that had the effect of designating 2,000,000 shares of preferred stock as Series A Convertible Preferred Stock (the “Series A Preferred Stock”). The Series A Amendment was approved by the Company’s board of directors on October 18, 2017.

Each share of Series A Preferred Stock has an “original issue price” of $5.50 per share (the “Original Issue Price”). The Series A Preferred Stock is entitled to receive a dividend at a rate of 1% per month, compounded annually, on the Original Issue Price per share, payable on the six month anniversary of the issuance of the applicable share(s) of Series A Preferred Stock, unless extended to the 12 month anniversary of the issuance of the applicable share(s) of Series A Preferred Stock, which extension the Company may make at its election, to the extent that such share(s) of Series A Preferred Stock have not been converted on or before such payment date (the “Dividend”). The Dividend is payable in case or in shares of common stock of the Company, at the election of the Company, at a valuation per share of common stock of $5.50.

In the event of any liquidation, dissolution or winding up of the Company, either voluntarily or involuntarily, a merger or consolidation of the Company wherein the Company is not the surviving entity, or a sale of all or substantially all of the assets of the Company (each, a “Liquidation Event”), the holders of the Series A Preferred Stock (each, a “Series A Holder”) are entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of common stock of the Company, an amount equal to the sum of (A) the Original Issue Price per share, plus (B) any accrued but unpaid dividends on the Series A Preferred Stock as of the time of the Liquidation Event. The Series A Preferred Stock does not otherwise participate in any distributions or payments to the holders of the common stock or any other classes of preferred stock of the Company. The Series A Preferred Stock has no voting rights.

Each share of Series A Preferred Stock is convertible into one share of common stock, subject to customary adjustments in the event of a forward or reverse split of the common stock. The conversion may be effected (i) by a holder of the Series A Preferred Stock at any time or (ii) at the election of the Company at any time after the one-year anniversary of the issuance of the applicable shares of Series A Preferred Stock. The Series A Preferred Stock will also automatically convert into common stock upon the effectiveness under the Securities Act of 1933, as amended (the “1933 Act”) of a re-sale registration statement pursuant to which the shares of common stock into which the Series A Preferred Stock are convertible are registered.

Subject to certain limitations, the holders of Series A Preferred Stock have the right to require the Company to register the shares of common stock resulting from the conversion of the Series A Preferred Stock for sale under the 1933 Act. The registration rights will be as set forth in a registration rights agreement, in form and substance as acceptable to the Company which, at the option of a holder of the Series A Preferred Stock, will be entered into between such holder and the Company.

Series B Preferred Stock

On October 18, 2017, the Company filed a certificate of amendment (the “Series B Amendment”) to its certificate of incorporation that had the effect of designating three shares of preferred stock as Series B Preferred Stock. The Series B Amendment was approved by the Company’s board of directors on October 18, 2017.

The Series B Preferred Stock is not entitled to receive any dividends and is not entitled to receive any distribution of any of the assets or surplus funds of the Company upon any liquidation, dissolution or winding up of the Company. The Series B Preferred Stock will not participate in any distributions or payments to the holders of the Company’s common stock or any other classes of Company preferred stock.

The Series B Preferred Stock has no voting rights except as set forth below. The prior written consent of affirmative vote of a majority of the Series B Preferred Stock is required in order for the Company to undertake any of the following actions:

(i)	Any amendment of articles of incorporation, certificate of incorporation of bylaws of the Company or any of its direct and indirect subsidiaries as to which the Company holds, directly or indirectly or beneficially, a majority of the voting power, whether existing now or in the future (each, an “AGAG Group Member” and collectively, the “AGAG Group Members”);

(ii)	Any change in the primary business of any AGAG Group Member;

(iii)	Any transfer of, or change of control with respect to, all or substantially all the assets or business of any AGAG Group Member, whether in an asset sale, stock sale, merger, consolidation, or other form of transaction having substantially similar effect;

(iv)	Any spin-off of assets of any AGAG Group Member;

(v)	the issuance of capital stock of an AGAG Group Member, or the issuance of other securities or instruments convertible into capital stock of an AGAG Group Member, except for the issuance of the Company’s common stock upon the conversion of Series A Preferred Stock of the Company; provided however, that no approval will be necessary for a firm commitment offering resulting in net proceeds to the Company of not less than $40,000,000 and a concurrent listing on a national stock exchange;

(vi)	a business or commercial transaction between an AGAG Group Member, on one hand, and any person who is or has been at any time an officer or director of an AGAG Group Member, or is John Vasquez or Jeeva Ratnathicam, or is related to any such officer or director or to John Vasquez or Jeeva Ratnathicam by blood or marriage;

(vii)	a dividend, distribution, share redemption, liquidation, or other transaction under which a shareholder of an AGAG Group Member receives cash or property in exchange for, or with respect to, shares in the same or any other AGAG Group Member;

(viii)	any dividends or distributions to shareholders of any AGAG Group Member;

(ix)	any fixing or changing of the number of directors of the Company;

(x)	any change of the principal place of business of an AGAG Group Member to a place located more than 50 miles from its location as of the date of the certificate of designations of preferences and rights of Series B Preferred Stock; or

(xi)	Any amendment of the certificate of designations of preferences and rights of Series B Preferred Stock.

Subject to the following sentence, the holders of the Series B Preferred Stock shall be entitled to name three directors to serve on the Company’s board of directors, with one director to be nominated by the holder of each share of Series B Preferred Stock (each, a “Series B Director” and collectively, the “Series B Directors”), and each share of Series B Preferred Stock shall have one vote in the election of such Series B Directors. In order for a holder of a share of Series B Preferred Stock to exercise his, her or its right to nominate a Series B Director, such holder shall have, simultaneously with such nomination or prior to such nomination, voted for the approval of the Series B Directors nominated by the other shares of Series B Preferred Stock. A Series B Director may only be removed upon the unanimous vote of all of the issued and outstanding shares of Series B Preferred Stock.

The shares of Series B Preferred Stock are not transferrable by the holder thereof, and shall be redeemed by the Company at a price of $1 per share if the holder ceases to serve as either an officer or director of the Company for any reason. The shares of Series B Preferred Stock are not convertible into any other class of shares of the Company, and have no voting rights other than as set forth above. The Series B Preferred Stock is not entitled to receive any dividends or other distributions made by the Company, whether on liquidation on otherwise.

Merger Agreement

On October 23, 2017, the Company entered into a Merger Agreement (the “Merger Agreement”) with AG-GT Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), Global Technology Resources, Inc. (“GTRI”), Gregory Byles, as representative of the shareholders of GTRI (each, a “GTRI Shareholder” and collectively, the “GTRI Shareholders”) and the GTRI Shareholders, pursuant to which the parties have agreed that Merger Sub will merge with and into GTRI, with GTRI being the surviving entity (the “Merger”). For federal income tax purposes, the parties to the Merger Agreement intend that the Merger will qualify as a “reorganization” within the meaning of the Internal Revenue Code of 1986, as amended.

Subject to satisfaction or waiver of certain conditions set forth in the Merger Agreement, at the closing, the Merger will be consummated by filing a statement of merger with the Secretary of State of Colorado and by making all other filing or recordings required under the Colorado Business Corporations Act and the Colorado Corporations and Associations Act in connection with the Merger. The Merger will become effective when the statement of merger is filed with the Secretary of State of Colorado, or at such other time as the parties agree, which shall be specified in the statement of merger.

In the Merger, the Shareholders will receive aggregate consideration of $22,162,868 from the Company, subject to adjustment as set forth in the Merger Agreement, which will be comprised of the following:

(a)	$2,000,000 payable in cash in two tranches as follows:

(i)	$1,000,000 to be paid at the closing; and

(ii)	$1,000,000 to be paid on or before February 1, 2018; and

(b)	3,360,478 shares of Company common stock, which shares will have an aggregate fair market value of $20,162,868 as of the date of the closing.

The Merger Agreement includes customary representations, warranties and covenants by the respective parties. The Company has agreed to operate its business in the ordinary course of business and is subject to customary operating restrictions, until the earlier of the termination of the Merger Agreement or the consummation of the Merger as more fully set forth in the Merger Agreement. The Company has also agreed not to solicit or initiate discussions with third parties regarding other proposals to acquire the Company, subject to certain exceptions for the Company in connection with the exercise of the fiduciary duties of the Board of Directors of the Company. The Merger Agreement includes certain termination provisions for both the Company and GTRI and provides that, in connection with the termination of the Merger Agreement under certain specified circumstances, the Company may be required to pay an amount equal to GTRI’s, the GTRI Shareholders’ and the GTRI Shareholders’ representative’s reasonable out of pocket costs incurred with respect to the transactions contemplated by the Merger Agreement, subject to a maximum payment of $200,000.

Consummation of the Merger is subject to various customary conditions, each as more fully described in the Merger Agreement. In addition to customary closing conditions, the Closing is conditioned upon:

●	Receipt by the Company of not less than $3,500,003.50 from a private placement of no more than 2,000,000 shares of the Company’s Series A convertible preferred stock;

●	Entry into an agreed-upon form of employment agreement with each of Gregory Byles, Glenn Smith and John Vasquez;

●	Entry into an agreed-upon form of lock-up agreement with each GTRI Shareholder and each shareholder of the Company (each, a “Company Shareholder”), pursuant to which each GTRI Shareholder and each Company Shareholder agrees that each such GTRI Shareholder and each such Company Shareholder shall not, for a period of 12 months, offer for sale, sell, pledge or otherwise dispose of any shares of the Company or any other securities convertible into or exercisable or exchangeable for shares of the Company, enter into any swap or other similar transaction or publicly disclose the intention to do any of the foregoing;

●	Resignation of each of the current GTRI officers and directors;

●	Entry into option rollover agreements evidencing the rollover of GTRI options into options to acquire an aggregate of 119,881 shares of the Company’s common stock;

●	Redemption of 4,500,000 shares of Company common stock currently held by Leone Group, LLC;

●	Redemption of 4,500,000 shares of Company common stock currently held by American Capital Ventures, Inc.;

●	Election of Gregory Byles, Glenn Smith and John Vasquez as the Company’s directors by the current members of the Company’s board of directors, and resignation of the current members of the Company’s board of directors following such election, leaving Messrs. Byles, Smith and Vasquez as the sole directors of the Company;

●	Resignation of the current Company officers and election of new officers of the Company, GTRI and each entity as to which the Company or GTRI owns, directly or beneficially, a majority of the voting power; and

●	Sale of one share of Company Series B preferred stock, in consideration of $1.00 and the transactions contemplated by the Merger Agreement, to each of Gregory Byles, Glenn Smith and John Vasquez.

On December 30, 2017, the Company, Merger Sub, GTRI and Gregory Byles as representative of the GTRI Shareholders entered into an Amendment No. 1 to Merger Agreement (the “Amendment”) pursuant to which the parties extended the termination date under the Merger Agreement (i.e. the date following which a party to the Merger Agreement may terminate the Merger Agreement if the Merger and the transactions in the Merger Agreement have not closed as of that time) from December 31, 2017 to January 31, 2018. The purpose of the extension is to provide the parties with additional time to complete the Merger and the other transactions as set forth in the Merger Agreement. No other changes were made to the Merger Agreement in the Amendment.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the regulations of the United States Securities and Exchange Commission. The condensed financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These condensed consolidated unaudited financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in Form 10 filed with the SEC on May 2, 2017. Interim results of operations for the three and nine months ended November 30, 2017 are not necessarily indicative of future results for the full year. The Company has not earned any revenue from operations since inception.

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

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of November 30, 2017, there were no deferred tax assets and liabilities due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of November 30, 2017, there are no outstanding dilutive securities.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3 – GOING CONCERN

The Company has yet to generate any revenue since inception to date. The Company had a working capital deficiency of $7,738 and an accumulated deficit of $11,738 as of November 30, 2017. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing from its stockholders or other sources, as may be required.

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

On July 14, 2017, the Company issued to American Capital Ventures (“ACV”) a promissory note in the aggregate principal amount of $1,000. The note bears interest at a rate of 10% per annum and matures on July 14, 2018. Leone Group has the right at any time to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest into shares of the Company’s common stock at a conversion price equal to 50% of the lowest trading price of the Company’s common stock during the five trading day period ending on the last complete trading day prior to the conversion date.

On August 7, 2017, the Company issued to ACV a promissory note in the aggregate principal amount of $1,500. The note bears interest at a rate of 10% per annum and matures on August 7, 2018. Leone Group has the right at any time to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest into shares of the Company’s common stock at a conversion price equal to 50% of the lowest trading price of the Company’s common stock during the five trading day period ending on the last complete trading day prior to the conversion date.

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

Because there is no market for the Company’s common stock, the conversion rights did not meet the criteria for derivative classification. However, because the convertible notes are convertible into a variable number of shares based on a fixed dollar amount, the intrinsic value of the conversion feature, which approximates fair value, is presented as a stock settled debt obligation on the accompanying balance sheet. The stock settled debt obligation of $5,000 was offset with a discount on the convertible debt to be amortized into interest expense through the maturity dates of the convertible debt. During the three and nine months ended November 30, 2017, the Company recognized $1,711 of amortization and the convertible debt has a balance of $5,000, net of unamortized discounts of $5,000.

NOTE 5 – STOCKHOLDERS’ EQUITY

Effective February 23, 2017, the Company issued a total of 10,000,000 shares of $0.0001 par value common stock to entities owned and controlled by the Company’s two officers and directors. The shares were issued for $0.0004 per share for a total of $4,000. The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001 and 5,000,000 shares of preferred stock, par value $0.0001. As of November 30, 2017, there are 10,000,000 shares of common stock and no shares of preferred stock issued and outstanding.

Series A Preferred Stock

On October 18, 2017, the Company filed the Series A Amendment that had the effect of designating 2,000,000 shares of preferred stock as Series A Preferred Stock. The Series A Amendment was approved by the Company’s board of directors on October 18, 2017.

Each share of Series A Preferred Stock has an “original issue price” of $5.50 per share (the “Original Issue Price”). The Series A Preferred Stock is entitled to receive a dividend at a rate of 1% per month, compounded annually, on the Original Issue Price per share, payable on the six month anniversary of the issuance of the applicable share(s) of Series A Preferred Stock, unless extended to the 12 month anniversary of the issuance of the applicable share(s) of Series A Preferred Stock, which extension the Company may make at its election, to the extent that such share(s) of Series A Preferred Stock have not been converted on or before such payment date (the “Dividend”). The Dividend is payable in case or in shares of common stock of the Company, at the election of the Company, at a valuation per share of common stock of $5.50.

In the event of any liquidation, dissolution or winding up of the Company, either voluntarily or involuntarily, a merger or consolidation of the Company wherein the Company is not the surviving entity, or a sale of all or substantially all of the assets of the Company (each, a “Liquidation Event”), the Series A Holders are entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of common stock of the Company, an amount equal to the sum of (A) the Original Issue Price per share, plus (B) any accrued but unpaid dividends on the Series A Preferred Stock as of the time of the Liquidation Event. The Series A Preferred Stock does not otherwise participate in any distributions or payments to the holders of the common stock or any other classes of preferred stock of the Company. The Series A Preferred Stock has no voting rights.

Each share of Series A Preferred Stock is convertible into one share of common stock, subject to customary adjustments in the event of a forward or reverse split of the common stock. The conversion may be effected (i) by a holder of the Series A Preferred Stock at any time or (ii) at the election of the Company at any time after the one-year anniversary of the issuance of the applicable shares of Series A Preferred Stock. The Series A Preferred Stock will also automatically convert into common stock upon the effectiveness under the 1933 Act of a re-sale registration statement pursuant to which the shares of common stock into which the Series A Preferred Stock are convertible are registered.

Subject to certain limitations, the holders of Series A Preferred Stock have the right to require the Company to register the shares of common stock resulting from the conversion of the Series A Preferred Stock for sale under the 1933 Act. The registration rights will be as set forth in a registration rights agreement, in form and substance as acceptable to the Company which, at the option of a holder of the Series A Preferred Stock, will be entered into between such holder and the Company.

Series B Preferred Stock

On October 18, 2017, the Company filed the Series B Amendment that had the effect of designating three shares of preferred stock as Series B Preferred Stock. The Series B Amendment was approved by the Company’s board of directors on October 18, 2017.

The Series B Preferred Stock is not entitled to receive any dividends and is not entitled to receive any distribution of any of the assets or surplus funds of the Company upon any liquidation, dissolution or winding up of the Company. The Series B Preferred Stock will not participate in any distributions or payments to the holders of the Company’s common stock or any other classes of Company preferred stock.

The Series B Preferred Stock has no voting rights except as set forth below. The prior written consent of affirmative vote of a majority of the Series B Preferred Stock is required in order for the Company to undertake any of the following actions:

(i)	Any amendment of articles of incorporation, certificate of incorporation of bylaws of the Company or any AGAG Group Member;

(ii)	Any change in the primary business of any AGAG Group Member;

(iii)	Any transfer of, or change of control with respect to, all or substantially all the assets or business of any AGAG Group Member, whether in an asset sale, stock sale, merger, consolidation, or other form of transaction having substantially similar effect;

(iv)	Any spin-off of assets of any AGAG Group Member;

(v)	the issuance of capital stock of an AGAG Group Member, or the issuance of other securities or instruments convertible into capital stock of an AGAG Group Member, except for the issuance of the Company’s common stock upon the conversion of Series A Preferred Stock of the Company; provided however, that no approval will be necessary for a firm commitment offering resulting in net proceeds to the Company of not less than $40,000,000 and a concurrent listing on a national stock exchange;

(vi)	a business or commercial transaction between an AGAG Group Member, on one hand, and any person who is or has been at any time an officer or director of an AGAG Group Member, or is John Vasquez or Jeeva Ratnathicam, or is related to any such officer or director or to John Vasquez or Jeeva Ratnathicam by blood or marriage;

(vii)	a dividend, distribution, share redemption, liquidation, or other transaction under which a shareholder of an AGAG Group Member receives cash or property in exchange for, or with respect to, shares in the same or any other AGAG Group Member;

(viii)	any dividends or distributions to shareholders of any AGAG Group Member;

(ix)	any fixing or changing of the number of directors of the Company;

(x)	any change of the principal place of business of an AGAG Group Member to a place located more than 50 miles from its location as of the date of the certificate of designations of preferences and rights of Series B Preferred Stock; or

(xi)	Any amendment of the certificate of designations of preferences and rights of Series B Preferred Stock.

Subject to the following sentence, the holders of the Series B Preferred Stock shall be entitled to name three directors to serve on the Company’s board of directors, with one director to be nominated by the holder of each share of Series B Preferred Stock (each, a “Series B Director” and collectively, the “Series B Directors”), and each share of Series B Preferred Stock shall have one vote in the election of such Series B Directors. In order for a holder of a share of Series B Preferred Stock to exercise his, her or its right to nominate a Series B Director, such holder shall have, simultaneously with such nomination or prior to such nomination, voted for the approval of the Series B Directors nominated by the other shares of Series B Preferred Stock. A Series B Director may only be removed upon the unanimous vote of all of the issued and outstanding shares of Series B Preferred Stock.

The shares of Series B Preferred Stock are not transferrable by the holder thereof, and shall be redeemed by the Company at a price of $1 per share if the holder ceases to serve as either an officer or director of the Company for any reason. The shares of Series B Preferred Stock are not convertible into any other class of shares of the Company, and have no voting rights other than as set forth above. The Series B Preferred Stock is not entitled to receive any dividends or other distributions made by the Company, whether on liquidation on otherwise.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of November 30, 2017, entities owned and controlled by the Company’s sole officers and directors have provided the Company with its only cash for operations. During the nine months ended November 30, 2017, entities owned and controlled by the Company’s sole officers and directors purchased an aggregate of 10,000,000 shares of common stock for a total purchase price of $4,000.

During the three months ended August 31, 2017, the Company issued convertible debt in the aggregate amount of $5,000 through a significant stockholder.

During the three and nine months ended November 30, 2017, the Company had advances from related parties of $3,500 and $3,500, respectively.

The Company uses the office of an officer and director, without charge. The same officer has also provided legal services to the Company as of November 30, 2017, without charge.

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

Recent Developments

Series A Preferred Stock

On October 18, 2017, the Company filed a certificate of amendment (the “Series A Amendment”) to its certificate of incorporation that had the effect of designating 2,000,000 shares of preferred stock as Series A Convertible Preferred Stock (the “Series A Preferred Stock”). The Series A Amendment was approved by the Company’s board of directors on October 18, 2017.

Each share of Series A Preferred Stock has an “original issue price” of $5.50 per share (the “Original Issue Price”). The Series A Preferred Stock is entitled to receive a dividend at a rate of 1% per month, compounded annually, on the Original Issue Price per share, payable on the six month anniversary of the issuance of the applicable share(s) of Series A Preferred Stock, unless extended to the 12 month anniversary of the issuance of the applicable share(s) of Series A Preferred Stock, which extension the Company may make at its election, to the extent that such share(s) of Series A Preferred Stock have not been converted on or before such payment date (the “Dividend”). The Dividend is payable in case or in shares of common stock of the Company, at the election of the Company, at a valuation per share of common stock of $5.50.

In the event of any liquidation, dissolution or winding up of the Company, either voluntarily or involuntarily, a merger or consolidation of the Company wherein the Company is not the surviving entity, or a sale of all or substantially all of the assets of the Company (each, a “Liquidation Event”), the holders of the Series A Preferred Stock (each, a “Series A Holder”) are entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of common stock of the Company, an amount equal to the sum of (A) the Original Issue Price per share, plus (B) any accrued but unpaid dividends on the Series A Preferred Stock as of the time of the Liquidation Event. The Series A Preferred Stock does not otherwise participate in any distributions or payments to the holders of the common stock or any other classes of preferred stock of the Company. The Series A Preferred Stock has no voting rights.

Each share of Series A Preferred Stock is convertible into one share of common stock, subject to customary adjustments in the event of a forward or reverse split of the common stock. The conversion may be effected (i) by a holder of the Series A Preferred Stock at any time or (ii) at the election of the Company at any time after the one-year anniversary of the issuance of the applicable shares of Series A Preferred Stock. The Series A Preferred Stock will also automatically convert into common stock upon the effectiveness under the Securities Act of 1933, as amended (the “1933 Act”) of a re-sale registration statement pursuant to which the shares of common stock into which the Series A Preferred Stock are convertible are registered.

Subject to certain limitations, the holders of Series A Preferred Stock have the right to require the Company to register the shares of common stock resulting from the conversion of the Series A Preferred Stock for sale under the 1933 Act. The registration rights will be as set forth in a registration rights agreement, in form and substance as acceptable to the Company which, at the option of a holder of the Series A Preferred Stock, will be entered into between such holder and the Company.

Series B Preferred Stock

On October 18, 2017, the Company filed a certificate of amendment (the “Series B Amendment”) to its certificate of incorporation that had the effect of designating three shares of preferred stock as Series B Preferred Stock. The Series B Amendment was approved by the Company’s board of directors on October 18, 2017.

The Series B Preferred Stock is not entitled to receive any dividends and is not entitled to receive any distribution of any of the assets or surplus funds of the Company upon any liquidation, dissolution or winding up of the Company. The Series B Preferred Stock will not participate in any distributions or payments to the holders of the Company’s common stock or any other classes of Company preferred stock.

The Series B Preferred Stock has no voting rights except as set forth below. The prior written consent of affirmative vote of a majority of the Series B Preferred Stock is required in order for the Company to undertake any of the following actions:

(i)	Any amendment of articles of incorporation, certificate of incorporation of bylaws of the Company or any of its direct and indirect subsidiaries as to which the Company holds, directly or indirectly or beneficially, a majority of the voting power, whether existing now or in the future (each, an “AGAG Group Member” and collectively, the “AGAG Group Members”);

(ii)	Any change in the primary business of any AGAG Group Member;

(iii)	Any transfer of, or change of control with respect to, all or substantially all the assets or business of any AGAG Group Member, whether in an asset sale, stock sale, merger, consolidation, or other form of transaction having substantially similar effect;

(iv)	Any spin-off of assets of any AGAG Group Member;

(v)	the issuance of capital stock of an AGAG Group Member, or the issuance of other securities or instruments convertible into capital stock of an AGAG Group Member, except for the issuance of the Company’s common stock upon the conversion of Series A Preferred Stock of the Company; provided however, that no approval will be necessary for a firm commitment offering resulting in net proceeds to the Company of not less than $40,000,000 and a concurrent listing on a national stock exchange;

(vi)	a business or commercial transaction between an AGAG Group Member, on one hand, and any person who is or has been at any time an officer or director of an AGAG Group Member, or is John Vasquez or Jeeva Ratnathicam, or is related to any such officer or director or to John Vasquez or Jeeva Ratnathicam by blood or marriage;

(vii)	a dividend, distribution, share redemption, liquidation, or other transaction under which a shareholder of an AGAG Group Member receives cash or property in exchange for, or with respect to, shares in the same or any other AGAG Group Member;

(viii)	any dividends or distributions to shareholders of any AGAG Group Member;

(ix)	any fixing or changing of the number of directors of the Company;

(x)	any change of the principal place of business of an AGAG Group Member to a place located more than 50 miles from its location as of the date of the certificate of designations of preferences and rights of Series B Preferred Stock; or

(xi)	Any amendment of the certificate of designations of preferences and rights of Series B Preferred Stock.

Subject to the following sentence, the holders of the Series B Preferred Stock shall be entitled to name three directors to serve on the Company’s board of directors, with one director to be nominated by the holder of each share of Series B Preferred Stock (each, a “Series B Director” and collectively, the “Series B Directors”), and each share of Series B Preferred Stock shall have one vote in the election of such Series B Directors. In order for a holder of a share of Series B Preferred Stock to exercise his, her or its right to nominate a Series B Director, such holder shall have, simultaneously with such nomination or prior to such nomination, voted for the approval of the Series B Directors nominated by the other shares of Series B Preferred Stock. A Series B Director may only be removed upon the unanimous vote of all of the issued and outstanding shares of Series B Preferred Stock.

The shares of Series B Preferred Stock are not transferrable by the holder thereof, and shall be redeemed by the Company at a price of $1 per share if the holder ceases to serve as either an officer or director of the Company for any reason. The shares of Series B Preferred Stock are not convertible into any other class of shares of the Company, and have no voting rights other than as set forth above. The Series B Preferred Stock is not entitled to receive any dividends or other distributions made by the Company, whether on liquidation on otherwise.

Merger Agreement

On October 23, 2017, the Company entered into a Merger Agreement (the “Merger Agreement”) with AG-GT Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), Global Technology Resources, Inc. (“GTRI”), Gregory Byles, as representative of the shareholders of GTRI (each, a “GTRI Shareholder” and collectively, the “GTRI Shareholders”) and the GTRI Shareholders, pursuant to which the parties have agreed that Merger Sub will merge with and into GTRI, with GTRI being the surviving entity (the “Merger”). For federal income tax purposes, the parties to the Merger Agreement intend that the Merger will qualify as a “reorganization” within the meaning of the Internal Revenue Code of 1986, as amended.

Subject to satisfaction or waiver of certain conditions set forth in the Merger Agreement, at the closing, the Merger will be consummated by filing a statement of merger with the Secretary of State of Colorado and by making all other filing or recordings required under the Colorado Business Corporations Act and the Colorado Corporations and Associations Act in connection with the Merger. The Merger will become effective when the statement of merger is filed with the Secretary of State of Colorado, or at such other time as the parties agree, which shall be specified in the statement of merger.

In the Merger, the Shareholders will receive aggregate consideration of $22,162,868 from the Company, subject to adjustment as set forth in the Merger Agreement, which will be comprised of the following:

(a)	$2,000,000 payable in cash in two tranches as follows:

(i)	$1,000,000 to be paid at the closing; and

(ii)	$1,000,000 to be paid on or before February 1, 2018; and

(b)	3,360,478 shares of Company common stock, which shares will have an aggregate fair market value of $20,162,868 as of the date of the closing.

The Merger Agreement includes customary representations, warranties and covenants by the respective parties. The Company has agreed to operate its business in the ordinary course of business and is subject to customary operating restrictions, until the earlier of the termination of the Merger Agreement or the consummation of the Merger as more fully set forth in the Merger Agreement. The Company has also agreed not to solicit or initiate discussions with third parties regarding other proposals to acquire the Company, subject to certain exceptions for the Company in connection with the exercise of the fiduciary duties of the Board of Directors of the Company. The Merger Agreement includes certain termination provisions for both the Company and GTRI and provides that, in connection with the termination of the Merger Agreement under certain specified circumstances, the Company may be required to pay an amount equal to GTRI’s, the GTRI Shareholders’ and the GTRI Shareholders’ representative’s reasonable out of pocket costs incurred with respect to the transactions contemplated by the Merger Agreement, subject to a maximum payment of $200,000.

Consummation of the Merger is subject to various customary conditions, each as more fully described in the Merger Agreement. In addition to customary closing conditions, the Closing is conditioned upon:

●	Receipt by the Company of not less than $3,500,003.50 from a private placement of no more than 2,000,000 shares of the Company’s Series A convertible preferred stock;

●	Entry into an agreed-upon form of employment agreement with each of Gregory Byles, Glenn Smith and John Vasquez;

●	Entry into an agreed-upon form of lock-up agreement with each GTRI Shareholder and each shareholder of the Company (each, a “Company Shareholder”), pursuant to which each GTRI Shareholder and each Company Shareholder agrees that each such GTRI Shareholder and each such Company Shareholder shall not, for a period of 12 months, offer for sale, sell, pledge or otherwise dispose of any shares of the Company or any other securities convertible into or exercisable or exchangeable for shares of the Company, enter into any swap or other similar transaction or publicly disclose the intention to do any of the foregoing;

●	Resignation of each of the current GTRI officers and directors;

●	Entry into option rollover agreements evidencing the rollover of GTRI options into options to acquire an aggregate of 119,881 shares of the Company’s common stock;

●	Redemption of 4,500,000 shares of Company common stock currently held by Leone Group, LLC;

●	Redemption of 4,500,000 shares of Company common stock currently held by American Capital Ventures, Inc.;

●	Election of Gregory Byles, Glenn Smith and John Vasquez as the Company’s directors by the current members of the Company’s board of directors, and resignation of the current members of the Company’s board of directors following such election, leaving Messrs. Byles, Smith and Vasquez as the sole directors of the Company;

●	Resignation of the current Company officers and election of new officers of the Company, GTRI and each entity as to which the Company or GTRI owns, directly or beneficially, a majority of the voting power; and

●	Sale of one share of Company Series B preferred stock, in consideration of $1.00 and the transactions contemplated by the Merger Agreement, to each of Gregory Byles, Glenn Smith and John Vasquez.

On December 30, 2017, the Company, Merger Sub, GTRI and Gregory Byles as representative of the GTRI Shareholders entered into an Amendment No. 1 to Merger Agreement (the “Amendment”) pursuant to which the parties extended the termination date under the Merger Agreement (i.e. the date following which a party to the Merger Agreement may terminate the Merger Agreement if the Merger and the transactions in the Merger Agreement have not closed as of that time) from December 31, 2017 to January 31, 2018. The purpose of the extension is to provide the parties with additional time to complete the Merger and the other transactions as set forth in the Merger Agreement. No other changes were made to the Merger Agreement in the Amendment.

At November 30, 2017, we had $5,777 of cash assets and $13,515 of total liabilities. We have no revenues.

During the nine months ended November 30, 2017, we issued to Leone Group, LLC (“Leone Group”) a total of four convertible promissory notes in the aggregate principal amount of $5,000. Leone Group owns 50% of the Company’s outstanding common stock. Laura Anthony, the Company’s Chief Financial Officer, Treasurer, Secretary and director, is the sole stockholder of Leone Group. Each note bears interest at a rate of 10% per annum and matures 12 months after issuance. Leone Group has the right at any time to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest on each note into shares of the Company’s common stock at a conversion price equal to 50% of the lowest trading price of the Company’s common stock during the five trading day period ending on the last complete trading day prior to the conversion date.

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

Continuing Operations, Liquidity and Capital Resources

We have no known demands or commitments and are not aware of any events or uncertainties that will result in or that are reasonably likely to materially increase or decrease our current liquidity. We had no material commitments for capital expenditures as of November 30, 2017.

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

Off-Balance Sheet Arrangements

As of November 30, 2017, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2017. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2017, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended November 30, 2017, the company issued convertible debt, for which the company lacks sufficient internal resources to identify appropriate accounting treatment on a timely basis. There were no other changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended November 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material litigation, nor, to the knowledge of management, is any litigation threatened against us that may materially affect us.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Not applicable.

(b) During the quarter ended November 30, 2017, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

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

AG ACQUISITION GROUP, INC.

Date: January 16, 2018	By:	/s/ Laura Anthony
Laura Anthony
Chief Financial Officer (principal financial officer and principal accounting officer)

