Form 10-K
period 2018-02-28
AG Acquisition Group, Inc.
filed 2018-05-29
CIK 1705126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55785

AG Acquisition Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-0776144
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

330 Clematis Street, Suite 217 West Palm Beach, FL	33401
(Address of principal executive offices)	(Zip Code)

(800) 341-2684

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 31, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s voting and non-common stock held by non-affiliates of the registrant was $0.

As of May 28, 2018, there were 10,000,000 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This annual report on Form 10-K and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results.

We caution that the factors described herein and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

ITEM 1. BUSINESS

Business Overview

AG Acquisition Group, Inc. (“AG Acquisition,” the “Company,” “we,” “us,” or “our”) was incorporated on February 23, 2017 in the State of Delaware as a blank check company. The Company was formed to be used as a vehicle to pursue a business combination with an unidentified target. On January 22, 2018, the Company changed its corporate name to ZIVARO Holdings, Inc. Effective April 25, 2018, the Company’s corporate name was changed to AG Acquisition Group, Inc.

Recent Developments

Merger Agreement

On October 23, 2017, the Company entered into a Merger Agreement (the “Merger Agreement”) with AG-GT Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), Global Technology Resources, Inc. (“GTRI”), Gregory Byles, as representative of the shareholders of GTRI (each, a “GTRI Shareholder” and collectively, the “GTRI Shareholders”) and the GTRI Shareholders, pursuant to which the parties agreed that Merger Sub would merge with and into GTRI, with GTRI being the surviving entity (the “Merger”), in accordance with the terms and conditions of the Merger Agreement, as amended. The Merger Agreement, as amended, terminated on April 9, 2018. However, the Company is continuing negotiations regarding the Merger.

Series A Convertible Preferred Stock

On March 19, 2018, the Company filed an Amended and Restated Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock (the “Amended and Restated Certificate of Designations”) with the Secretary of State of the State of Delaware, which amended the terms and conditions of the Series A Convertible Preferred Stock of the Company (the “Series A Stock”) as set forth in the Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock, which was filed with the Secretary of State of the State of Delaware on October 18, 2017.

The Amended and Restated Certificate of Designations amended the rights and preferences of the Series A Stock as follows:

Instead of the 1% monthly dividend (compounded annually) on the Series A Preferred Stock accruing and being payable on the 6 month anniversary of issuance (which the Company could elect to extend to 12 months), the dividend now accrues and is added to the $5.50 original “Stated Value” of the Series A Preferred Stock. Thereafter, this additional “Stated Value” is converted into common stock of the Company when the Series A Stock is so converted. As a result, the conversion ratio of the Series A Preferred Stock has been changed from one share of common stock of the Company per share of Series A Preferred Stock to a number of shares of Common Stock equal to the Stated Value of the Preferred Stock divided by $5.50.

The timing for the automatic conversion of the Series A Preferred Stock has been changed from the Series A Preferred Stock being automatically converted on the effectiveness of a re-sale registration statement under the Securities Act of 1933, as amended, for registration of shares of common stock into which the Series A were convertible, to now being automatic conversion on the earlier to occur of (i) the common stock being listed for trading on the NASDAQ stock market and (ii) a minimum of $100,000 of daily dollar trading volume for the common stock on the over-the-counter markets for a consecutive 5 trading day period.

Management Changes

On March 30, 2018, Howard Gostfrand, who had served as the Chief Executive Officer and director of the Company since February 23, 2017, resigned from his position as Chief Executive Officer of the Company. Mr. Gostfrand remains as a director of the Company.

Immediately following Mr. Gostfrand’s resignation on March 30, 2018, the Board named John Vasquez as the Chief Executive Officer of the Company, to serve in such position until his earlier death, resignation or removal from office. Mr. Vasquez is not currently party to an employment agreement with the Company and his compensation to serve as the Chief Executive Officer has not yet been determined. Mr. Vasquez had not previously held any positions with the Company.

Membership Interest Purchase Agreement

On March 22, 2018, the Company entered into a Membership Interest Purchase Agreement, as amended on March 30, 2018 (the “Purchase Agreement”), with National Community Development Fund I, LLC (“NCDF”), Clark Network Systems, Inc. (“CNS”), and Addware, Inc. (“Addware” and together with CNS, the “Sellers”). Mr. Vasquez currently controls NCDF and owns a majority of the equity interests of NCDF.

Pursuant to the terms of the Purchase Agreement, the Sellers agreed to sell to NCDF, and NCDF agreed to buy, all of the equity interests (the “Interests”) of Network Professionals Group, LLC (“NPG”) (the “Purchase”). CNS owned 80% of NPG and Addware owned 20% of NPG.

The Purchase closed on March 22, 2018. Pursuant to the terms of the Purchase Agreement, the purchase price for the Interests was $500,000 (the “Purchase Price”) which was to be paid to CNS and Addware pro rata based on their respective ownership of NPG. $100,000 of the Purchase Price was to be paid in cash at closing, with the balance to be paid upon the closing of the Merger, and which was represented by two promissory notes, one issued to CNS in the amount of $320,000 and one to Addware in the amount of $80,000. Due to a mistake in wire transfers at the actual closing, $97,000 was actually paid in cash at closing to CNS and none to Addware, but the parties to the Purchase Agreement have since amended the principal amounts of the promissory notes to provide for the originally intended payments, as between CNS and Addware.

The Purchase Agreement contemplates that, upon the closing of the Merger, NCDF may assign the Interests to the Company, and in return the Company will pay to NCDF the cash that NCDF paid to the Sellers at the closing of the Purchase and would also repay the amounts due and payable under the two promissory notes (and, if determined to be required, the promissory notes may be assigned to the Company prior to such payment).

The maturity date for each of the Notes is the earlier of (i) April 15, 2018, or (ii) the first business day following the closing of the Merger. In the event that the Merger does not close, it is not expected that the Interests would be assigned to the Company.

In connection with the Purchase, Brian Clark, the owner of CNS, entered into an employment agreement with GTRI, which may also be assigned to the Company following the closing of the Merger. The Purchase Price for NPG was determined in part based on the added value that Brian Clark is expected to bring to the operations of GTRI and the Company, assuming the Merger closes. Pursuant to the terms of the Purchase Agreement, in the event that Mr. Clark does not generate new business on behalf of GTRI during the term of his employment from new clients who are not clients of the Company as of the closing date, then, upon the termination of Mr. Clark’s employment for any reason, CNS agrees to return to NCDF (or to the Company if NCDF sells and assigns the Interests to the Company), an amount equal to 3% of the difference between (i) $4,582,875, and (ii) the gross amounts actually received by GTRI from new clients during the term of Mr. Clark’s employment. Any return of a portion of the Purchase Price as set forth above will be deemed an adjustment of the Purchase Price originally paid to CNS under the Purchase Agreement.

Our Business

The Company is a blank check company, formed to be used as a vehicle to pursue a business combination with an unidentified target.

We have been solely funded by our management and we do not intend to seek outside funding sources at this time, though we may do so in the future. During the remainder of the fiscal year and beyond such time, we anticipate incurring costs related to the filing of reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and investigating, analyzing and consummating an acquisition. We believe we will be able to meet these costs through use of funds to be loaned by or invested in us by our management or other investors. Our management has indicated their intent to advance funds on behalf of the Company as needed in order to accomplish our business plan and comply with our Exchange Act reporting requirements; however, there are no agreements in effect between the Company and our management specifically requiring that they provide any funds to the Company. As a result, there are no assurances that such funds will be advanced or that we will be able to secure any additional funding as needed.

Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company is a shell company in that it has no or nominal operations and either no or nominal assets. At this time, our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company’s virtually unlimited discretion to search for and enter into potential business opportunities.

Although there is no guarantee that a merger with a private, operating business would result in any benefit to our current or future shareholders, the Company believes there exists a potential benefit to the shareholders from the consummation of such a merger or acquisition. For example, our common stock may become more attractive to the financial community, resulting in an increased share price and/or greater liquidity. Moreover, if all of the preconditions of Rule 144 are met, including the introduction of an operating business, current restricted shareholders may be able to utilize Rule 144 for the sale of their shares. Currently, Rule 144 is not available as further described below in “Risk Factors.” There is no guarantee that any of these possible benefits will come to fruition.

Other perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock.

Negotiations with any merger candidate are expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon certain factors, such as the target company’s assets and liabilities, the Company’s current shareholders will most likely hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires an operating business with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company’s then shareholders. Management does not expect to negotiate a cash payment in exchange for the outstanding shares held by non-affiliates.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company’s limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired. In addition, we will be competing against other entities that possess greater financial, technical and managerial capabilities for identifying and completing business combinations.

AG Acquisition may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. AG Acquisition may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

AG Acquisition would not be obligated to, and management does not intend to, seek pre-approval by our shareholders prior to entering into a transaction.

AG Acquisition intends to promote itself privately. The Company anticipates that the selection of a business opportunity in which to participate will be complex and risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders, and other factors.

There are different situations for private companies which may make a reverse merger more attractive to an operating private company than filing its own Form 10. It takes significant time and effort just to be able to learn to file the necessary documents through the SEC’s EDGAR database, especially if the operating company has not invested in filing software to streamline the process which is expensive. We believe that small companies are usually in a hurry to raise capital and some investors require that the private companies they invest in are or become SEC reporting. The reason being is that some investors desire to have an exit strategy and a reverse merger with a Form 10 shell is perceived to be one step closer to liquidity. It should be noted that if a public shell company consummates a reverse merger with a private operating company, the company will be required to file a Form 8-K within four days of the transaction and that the Form 8-K will need to include audited financial statements of the private operating company and pro forma financial statements giving effect to the business combination.

In contrast with a Form 10 shell company, a merger with a legacy shell company that has a significant shareholder base and is trading may have poignant liabilities including previous disgruntled shareholders that may suppress the stock price upon merger with an operating company. In addition, the surviving company may not qualify post-reverse merger as an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) if the legacy shell company had a registration statement declared effective on or before December 8, 2011 and the first sale of common equity occurred on or before December 8, 2011. Due diligence is slow and may be complicated by many different factors.

In contrast with a Form 10 shell company, a merger with a development stage company, a shell company with an existing business plan and minimum shareholder base and free trading stock necessary to achieve a ticker symbol and begin trading is very expensive compared to a Form 10 shell company notwithstanding the consideration a private company would have to provide to us and the fact that we would not provide such company with a shareholder base.

We have, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. At year end February 28, 2018, we had a cash balance of $8,728. Management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time of completing such initial registration. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing periodic and current SEC reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and agreements and related reports and documents. The Exchange Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act. We have not conducted market research and we are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The analysis of new business opportunities will be undertaken by, or under the supervision of our officers and directors, or successor management, with such outside assistance as they may deem appropriate. The Company intends to concentrate on identifying preliminary prospective business opportunities, which may be brought to our attention through present associations of the Company’s officers and directors. In analyzing prospective business opportunities, the Company will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. The Company will not acquire or merge with any company for which audited financial statements are not available.

Management has substantial flexibility in identifying and selecting a prospective new business opportunity. In reviewing business opportunities, management will also consider such factors as: (a) potential for growth, indicated by new technology, anticipated market expansion or new products; (b) competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole; (c) strength and diversity of management, either in place or scheduled for recruitment; (d) capital requirements and anticipated availability of required funds, to be provided by the Registrant or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources; and (e) the extent to which the business opportunity can be advanced considering the availability of both human and economic capital.

The foregoing criteria are not intended to be exhaustive and there may be other criteria that the Company may deem relevant.

In evaluating a prospective business combination, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information which may be available regarding private companies, our limited personnel and financial resources and the relative inexperience of our management with respect to such activities. Our management includes a securities attorney with over 20 years’ experience working on private to public transactions and a consultant who has advised many public companies on matters related to capital markets, however, we believe there are many companies and professionals with significantly more experience than our management that also are seeking business combination targets.

We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, including but not limited to attorneys, accountants, consultants or other such professionals. At this time the Company has not specifically identified any third parties that it may engage. The costs associated with hiring third parties as required to complete a business combination may be significant and are difficult to determine as such costs may vary depending on a variety of factors, including the amount of time it takes to complete a business combination, the location of the target company, and the size and complexity of the business of the target company.

Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or others associated with the target business seeking our participation.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. The amount of time it takes to complete a business combination, the location of the target company, and the size and complexity of the business of the target company, whether current stockholders of the Company will retain equity in the Company, the scope of the due diligence investigation required, the involvement of the Company’s auditors in the transaction, possible changes in the Company’s capital structure in connection with the transaction, and whether funds may be raised contemporaneously with the transaction are all factors that determine the costs associated with completing a business combination transaction. The time and costs required to complete a business combination can be estimated once a business combination target has been identified. Any costs incurred with respect to the evaluation of a prospective business combination that is not ultimately completed will result in a loss to us.

We do not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully identified such a merger or acquisition.

Management intends to devote such time as it deems necessary to carry out the Company’s affairs. We cannot project the amount of time that our management will actually devote to our plan of operation.

We intend to conduct our activities so as to avoid being classified as an “investment company” under the Investment Company Act of 1940, as amended (the “1940 Act”), and therefore, to avoid application of the costly and restrictive registration and other provisions of the 1940 Act and the regulations promulgated thereunder.

GOVERNMENT REGULATIONS

As a public company, we will be subject to the reporting requirements of the Exchange Act, which include the preparation and filing of periodic and current reports on Forms 8-K, 10-Q and 10-K. The Exchange Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act.

BLANK CHECK COMPANY

At present, AG Acquisition is a blank check company with no revenues and has no specific business plan or purpose other than to seek new business opportunities or to engage in a merger or acquisition with an unidentified company. AG Acquisition is a blank check company and any offerings of our securities would need to comply with Rule 419 under the Securities Act of 1933, as amended (the “Securities Act”). The provisions of Rule 419 apply to every registration statement filed under the Securities Act by a blank check company. Rule 419 requires that the blank check company filing such registration statement deposit the securities being offered and proceeds of the offering into an escrow or trust account pending the execution of an agreement for an acquisition or merger. In addition, the registrant is required to file a post-effective amendment to the registration statement containing the same information as found in a Form 10 registration statement, upon the execution of an agreement for such acquisition or merger. The rule provides procedures for the release of the offering funds in conjunction with the post effective acquisition or merger.

ACQUISITION OF OPPORTUNITIES

Management owns 10,000,000 shares of common stock representing 100% of the total issued and outstanding shares of AG Acquisition. As a result, management will have substantial flexibility in identifying and selecting a prospective new business opportunity. In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company’s directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company’s shareholders or may sell their stock in the Company. Moreover, management may sell or otherwise transfer their interest in the Company to new management who will then continue the Company business plan of seeking new business opportunities.

It is anticipated that any securities issued in any reorganization would be issued in reliance upon an exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition.

AG Acquisition will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company’s attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

AG Acquisition does not intend to provide its security holders with any complete disclosure documents or audited financial statements concerning an acquisition or merger candidate and its business prior to the consummation of any acquisition or merger transaction. In the event a proposed business combination involves a change in a majority of the directors of the Company, the Company will file and provide to stockholders a Schedule 14F-1, which shall include information concerning the target company, as required. The Company will file a current report on Form 8-K, as required, within four business days of a business combination which results in the Company ceasing to be a shell company. This Form 8-K will include complete disclosure of the target company, including audited financial statements.

The present stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company’s directors may resign and one or more new directors may be appointed without any vote by stockholders.

AG Acquisition has not expended funds on and has no plans to expend funds or time on product research or development.

COMPETITION

AG Acquisition will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of AG Acquisition’s combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company’s competitors.

EMPLOYEES

AG Acquisition currently has no employees. The business of the Company will be managed by its officers and directors and such officers or directors which may join the Company in the future, and who may become employees of the Company. The Company does not anticipate a need to engage any fulltime employees at this time.

EMERGING GROWTH COMPANY

The Company is an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act, and exemptions from the requirements of Sections 14A(a) and (b) of the Exchange Act to hold a nonbinding advisory vote of stockholders on executive compensation and any golden parachute payments not previously approved.

The Company has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We will remain an emerging growth company for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three-year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30.

To the extent that we continue to qualify as a “smaller reporting company”, as such term is defined in Rule 12b-2 under the Exchange Act, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years.

Legal Proceedings

We are not a party to any pending or threatened litigation.

ITEM 1A. RISK FACTORS

The risk factors in this section describe the material risks to our business, prospects, results of operations, financial condition or cash flows, and should be considered carefully. In addition, these factors constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995 and could cause our actual results to differ materially from those projected in any forward-looking statements (as defined in such act) made in this annual report on Form 10-K. Investors should not place undue reliance on any such forward-looking statements. Any statements that are not historical facts and that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intends,” “plans,” “believes” and “projects”) may be forward-looking and may involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements.

Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

WE ARE DEPENDENT ON THE SERVICES OF OUR OFFICERS AND DIRECTORS

AG Acquisition is dependent upon the continued services of its officers (John Vasquez and Laura Anthony) and directors (Laura Anthony and Howard Gostfrand). Our officers and directors are our sole funding source and provide us with substantial expertise. Mr. Vasquez has over 20 years of experience driving and building shareholder value. With extensive experience in banking and capital markets, he has served on several boards of directors and worked with public and private companies investing with his family fund and private equity funds he founded for investment in platform companies, with several noteworthy exits to institutions. We believe that Mr. Vasquez’s extensive experience makes him qualified to act as an officer of AG Acquisition. Ms. Anthony has acted as legal counsel for numerous companies over the past 23 years. AG Acquisition believes that Ms. Anthony’s experience as legal counsel working with micro and small cap companies, including blank check companies, as well as her knowledge of securities laws and regulations makes her very qualified to be an officer and director of AG Acquisition. Although Mr. Gostfrand did not have any direct experience with blank check companies prior to joining AG Acquisition, Mr. Gostfrand has experience assisting shell companies with finding potential business combinations. Mr. Gostfrand founded and serves as President of ACV, an investor relations and consulting firm focused on assisting small public companies with their approach to the investment community. ACV has represented over 150 companies in diverse industries from all over the country as well as internationally. Mr. Gostfrand has worked closely with management teams and understands the challenges associated with being a small and micro-cap company. We believe that Mr. Gostfrand’s years of experience working with small public companies, including his experience assisting shell companies with finding potential business combinations, make him highly qualified to act as a director of AG Acquisition. See “Directors, Executive Officers and Corporate Governance.” If Messrs. Vasquez or Gostfrand or Ms. Anthony were to cease offering his or her services, it is likely that the Company would cease to maintain its filings under the Exchange Act although it would continue to be obligated to do so, and would cease to seek new business opportunities. This would have a material adverse effect on the Company.

THE COMPANY HAS LIMITED ASSETS AND NO PRESENT SOURCE OF REVENUES. THE COMPANY IS DEPENDENT UPON THE FINANCIAL SUPPORT OF ITS OFFICERS AND DIRECTORS

At present, our business activities are limited to seeking potential business opportunities. Due to our limited financial and personnel resources, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have only limited resources and have no operating income, revenues or cash flow from operations. Our management is providing us with funding, on an as needed basis, necessary for us to continue our corporate existence and our business objective to seek new business opportunities, as well as funding the costs, including professional accounting fees, of registering our securities under the Exchange Act and continuing to be a reporting company under the Exchange Act. We have no written agreement with our management to provide any interim financing for any period. In addition, we will not generate any revenues unless and until we enter into a new business. As of February 28, 2018, we had cash of $8,728.

MANAGEMENT HAS BROAD DISCRETION OVER THE SELECTION OF OUR PROSPECTIVE BUSINESS

As of the date hereof, we have two stockholders: Leone Group and ACV, each of whom owns 50.0% of our outstanding common stock. Ms. Anthony, our Chief Financial Officer, Treasurer, Secretary and director, is the sole stockholder of Leone Group. Mr. Gostfrand, a member of our Board, is the sole stockholder of ACV. At this time, we do not expect to seek investors outside of management, but we could decide to do so in the future. Any person who invests in our securities will do so without an opportunity to evaluate the specific merits or risks of any potential new prospective business in which we may engage. As a result, investors will be entirely dependent on the broad discretion and judgment of management in connection with the selection of a prospective business. The business decisions made by our management may not be successful.

SHAREHOLDERS WILL NOT RECEIVE DISCLOSURE OR INFORMATION REGARDING A PROSPECTIVE BUSINESS

As of the date hereof, we have not yet identified any prospective business or industry in which we may seek to become involved and at present we have no information concerning any prospective business. Management is not required to and will not provide shareholders with disclosure or information regarding prospective business opportunities. Moreover, a prospective business opportunity may not result in a benefit to shareholders or prove to be more favorable to shareholders than any other investment that may be made by shareholders and investors.

THERE IS NO ACTIVE MARKET FOR OUR COMMON STOCK AND ACCORDINGLY, OUR STOCK IS ILLIQUID AND MAY REMAIN SO

Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. Accordingly, our stock is illiquid and may remain so.

WE HAVE NOT SPECIFIED AN INDUSTRY FOR NEW PROSPECTIVE BUSINESS OPPORTUNITIES AND ACCORDINGLY, RISKS ASSOCIATED WITH A SPECIFIC BUSINESS CANNOT BE ASCERTAINED

There is no basis for shareholders to evaluate the possible merits or risks of potential new business opportunities or the particular industry in which we may ultimately operate. To the extent that we effect a business combination with a financially unstable entity or an entity that is in its early stage of development or growth, including entities without established records of revenues or income, we will become subject to numerous risks inherent in the business and operations of that financially unstable company. In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high degree of risk, we will become subject to the currently unascertainable risks of that industry. A high level of risk frequently characterizes certain industries that experience rapid growth, including internet companies. Although management will endeavor to evaluate the risks inherent in a particular new prospective business or industry, there can be no assurance that we will properly ascertain or assess all such risks or that subsequent events may not alter the risks that we perceive at the time of the consummation of any new business opportunity.

OUR OFFICERS AND DIRECTORS COULD HAVE FUTURE CONFLICTS OF INTEREST IN DETERMINING BUSINESS OPPORTUNITIES

Our management is not required to, nor will they, commit full time to our affairs. As a result, pursuing new business opportunities may require a greater period of time than otherwise. Management is not precluded from serving as an officer or director of any other entity that is engaged in business activities similar to those of AG Acquisition. Our Director Howard Gostfrand and our Chief Financial Officer and Director Laura Anthony, currently both hold officer and director positions with AG Acquisition Group II Inc., (“AGII”) which is a Delaware blank check company formed to be used as a vehicle to pursue a business combination with an unidentified target. If the Merger does not close for any reason, then there would be a conflict of interest with regard to AGII and the Company in terms of determining to which entity a particular business opportunity should be presented. If the Merger does not close, there will be a direct conflict of interest in determining to which entity, the Company or AGII, to present a particular business opportunity.

Ms. Anthony is the founding partner of Legal & Compliance, LLC (“Legal & Compliance”), a corporate, securities and business transactions law firm, and the sole owner of Leone Group. See “Directors, Executive Officers and Corporate Governance.” Leone Group is a personal limited liability company that solely owns Ms. Anthony’s holdings in AG Acquisition and certain other investments. Neither Legal & Compliance nor Leone Group currently competes, and will not compete, with AG Acquisition. Although not expected or planned, if AG Acquisition were to consummate a transaction with an entity that Legal & Compliance currently represents or has previously represented, the conflict of interest would be appropriately disclosed and waived by all parties. It is likely, however, that AG Acquisition will enter into a transaction with an entity with no relationship with Legal & Compliance.

Mr. Gostfrand founded and serves as President of ACV, an investor relations and consulting firm focused on assisting small public companies with their approach to the investment community. Mr. Gostfrand also co-founded and serves as Chief Executive Officer of LMHG Communications, LLC (d/b/a Windmill Communications) (“Windmill”), a company that represents primarily private and some public companies for their social media and marketing needs. In addition, Mr. Gostfrand serves as a senior advisor to PCG Advisory Group (“PCG”), an integrated investor relations and strategic communications advisory firm. See “Directors, Executive Officers and Corporate Governance.” Neither ACV nor Windmill will compete with AG Acquisition. Mr. Gostfrand is not an officer or director of PCG and does not control PCG’s business activities, but PCG does not currently compete with AG Acquisition. Mr. Gostfrand is not aware of any business activities planned by PCG that would be competitive with AG Acquisition. Mr. Gostfrand does not intend to have ACV and/or Windmill represent or provide services to any entity with which AG Acquisition consummates a transaction. To the extent that PCG represents an entity with which AG Acquisition enters into a transaction, Mr. Gostfrand will not seek any compensation from PCG relating to services provided by PCG to such entity.

In the event that prior to consummating a merger or acquisition, management becomes associated with another substantially similar entity, they will have a conflict of interest. Such conflict would result in a conflict of interest in determining to which entity a particular business opportunity should be presented. In general, officers and directors of a Delaware corporation are required to present certain business opportunities to a corporation for which they serve as an officer of director. In the event that our management has multiple business affiliations, he may have similar legal obligations to present certain business opportunities to multiple entities. In the event that a conflict of interest shall arise, management will consider factors such as reporting status, availability of audited financial statements, current capitalization and the laws of jurisdictions. In particular, management will likely present a business opportunity to an entity he controls that is current in its reporting obligations and has records sufficient to perform an audit. Moreover, management will likely present an opportunity to an entity he controls that is domiciled in Delaware or another state that management believes has well known corporate laws in the business community, prior to an entity domiciled in a less well known state. Further, management will consider the current capitalization of an entity they control in offering a business opportunity to such entity. In particular, management will consider whether they believe that the entity would be more attractive to an operating business following a change in capitalization such as a reverse split or decrease or increase in authorized capital stock. If several business opportunities or operating entities approach management with respect to a business combination, management will consider the foregoing factors as well as the preferences of the management of the operating company. In the event that all factors appear equal, management will likely present an operating company with a choice of blank check companies and defer to such operating company’s preference.

Management believes that operating companies will consider such factors as outstanding shares, outstanding shares held by non-affiliates, number of shareholders, reporting history, if any, outstanding liabilities or potential liabilities, tax losses, outstanding Securities and Exchange Commission (“SEC”) comments, regulatory history, the name of an entity and the state of domicile of an entity. This list is not exclusive and the management of an operating company may have a preference for an entity for reasons that we cannot determine in advance. However, management will act in what it believes will be in the best interests of the shareholders of AG Acquisition and other respective public companies. AG Acquisition shall not enter into a transaction with a target business that is affiliated with management. Moreover, in the event a business opportunity is presented to another entity controlled by management, management will continue to actively seek business opportunities for AG Acquisition.

In addition, conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other non-management stockholders, if any. A conflict of interest may arise between management’s personal pecuniary interest and its fiduciary duty to stockholders.

THERE ARE MANY BLANK CHECK COMPANIES FOR WHICH AG ACQUISITION WILL COMPETE TO ATTRACT BUSINESS OPPORTUNITIES

AG Acquisition expects to encounter intense competition from other entities seeking to pursue new business opportunities. Many of these entities are well-established and have extensive experience in identifying new prospective business opportunities. Many of these competitors possess greater financial, technical, human and other resources than we do. Based upon our limited financial and personnel resources, we may lack the resources as compared to those of many of our potential competitors.

POTENTIAL RISKS OF AN ACQUISITION OR MERGER WITH A FOREIGN COMPANY

If we enter into a business combination, acquisition or merger with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, capital investment, resource self-sufficiency and balance of payments positions and in other respects.

AG ACQUISITION MAY REQUIRE ADDITIONAL FINANCING TO MAINTAIN ITS REPORTING REQUIREMENTS AND ADMINISTRATIVE EXPENSES

AG Acquisition has no revenues and is dependent upon the willingness of management to fund the costs associated with the reporting obligations under the Exchange Act, and other administrative costs associated with our corporate existence. We may not generate any revenues unless and until the commencement of new business operations. We believe that management will continue to provide sufficient funds to pay accounting and professional fees and other expenses to fulfill our reporting obligations under the Exchange Act until we commence business operations. Through the date hereof, management related parties have made a capital investment of $4,000. In the event that our available funds from our management and affiliates prove to be insufficient, we will be required to seek additional financing. Our failure to secure additional financing could have a material adverse effect on our ability to pay the accounting and other fees in order to continue to fulfill our reporting obligations and pursue our business plan. We do not have any arrangements with any bank or financial institution to secure additional financing and such financing may not be available on terms acceptable and in our best interests. We do not have any written agreement with our affiliates to provide funds for our operating expenses.

STATE BLUE SKY REGISTRATION; POTENTIAL LIMITATIONS ON RESALE OF THE SECURITIES

The holders of our shares of common stock and those persons who desire to purchase our stock in any trading market that might develop, should be aware that there may be state blue-sky law restrictions upon the ability of investors to resell our securities. Accordingly, investors should consider the secondary market for AG Acquisition’s securities to be a limited one.

It is the present intention of AG Acquisition’s management, after the commencement of new business operations and the development of a secondary trading market for our shares, to seek coverage and publication of information regarding our Company in an accepted publication manual which permits a manual exemption. The manual exemption permits a security to be distributed in a particular state without being registered if the Company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuer’s officers and directors, (2) an issuer’s balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. Furthermore, the manual exemption is a non-issuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities.

The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin.

RULE 144 RELATED RISK

A person who has beneficially owned restricted shares of our common stock for at least six months would be entitled to sell their securities provided that (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding a sale, (ii) we are subject to the Exchange Act periodic reporting requirements for at least 90 days before the sale and (iii) if the sale occurs prior to satisfaction of a one-year holding period, we provide current information at the time of sale.

Persons who have beneficially owned restricted shares of our common stock for at least six months but who are our affiliates at the time of, or at any time during the three months preceding a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:

●	1% of the total number of securities of the same class then outstanding; or

●	the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale;

provided, in each case, that we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale. Such sales by affiliates must also comply with the manner of sale, current public information and notice provisions of Rule 144.

Restrictions on the Reliance of Rule 144 by Shell Companies or Former Shell Companies

The use of Rule 144 is prohibited for the resale of securities issued by any shell companies (other than business combination related shell companies) or any issuer that has been at any time previously a shell company. The SEC has provided an important exception to this prohibition, however, if the following conditions are met:

●	The issuer of the securities that was formerly a shell company has ceased to be a shell company;

●	The issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;

●	The issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

●	At least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

As a result, it is likely that pursuant to Rule 144, stockholders who receive our restricted securities in a business combination will not be able to sell our shares without registration until one year after we have completed our initial business combination.

RULE 145 RELATED RISKS

Affiliates of a target company who receive registered shares in a Rule 145 business combination transaction, and who do not become affiliates of the acquirer, will be able to immediately resell the securities received by them into the public markets without registration (except for affiliates of a shell company as discussed in the following section). However, those persons who are affiliates of the acquirer, and those who become affiliates of the acquirer after the acquisition, will still be subject to the Rule 144 resale conditions generally applicable to affiliates, including the adequate current public information requirement, volume limitations, manner-of-sale requirements for equity securities, and, if applicable, a Form 144 filing.

Application of Rule 145 to Shell Companies

Public resales of securities acquired by affiliates of acquirers and target companies in business combination transactions involving shell companies will continue to be subject to restrictions imposed by Rule 145. If the business combination transaction is not registered under the Securities Act, then the affiliates must look to Rule 144 to resell their securities (with the additional Rule 144 conditions applicable to shell company securities). If the business combination transaction is registered under the Securities Act, then affiliates of the acquirer and target company may resell the securities acquired in the transaction, subject to the following conditions:

●	The issuer must meet all of the conditions applicable to shell companies under Rule 144;

●	After 90 days from the date of the acquisition, the affiliates may resell their securities subject to Rule 144’s volume limitations, adequate current public information requirement, and manner-of-sale requirements;

●	After six months from the date of the acquisition, selling security-holders who are not affiliates of the acquirer may resell their securities subject only to the adequate current public information requirement of Rule 144; and

●	After one year from the date of the acquisition, selling security-holders who are not affiliates or the acquirer may resell their securities without restriction.

THE COMPANY MAY BE SUBJECT TO CERTAIN TAX CONSEQUENCES IN OUR BUSINESS, WHICH MAY INCREASE OUR COST OF DOING BUSINESS.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity. We cannot guarantee however that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction. It should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”) depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity.

WE WILL NOT DECLARE DIVIDENDS

We do not expect to pay dividends for the foreseeable future because we have no revenues. The payment of dividends will be contingent upon our future revenues and earnings, if any, capital requirements and overall financial condition. The payment of any future dividends will be within the discretion of our Board. It is our expectation that after the commencement of new business operations that future management will determine to retain any earnings for use in business operations and accordingly, we do not anticipate declaring any dividends in the foreseeable future.

WE MOST LIKELY WILL ISSUE ADDITIONAL SECURITIES IN CONJUNCTION WITH A BUSINESS OPPORTUNITY WHICH WILL RESULT IN A DILUTION OF PRESENT SHAREHOLDER OWNERSHIP

Our certificate of incorporation authorizes the issuance of 100,000,000 shares of common stock, par value $0.0001. As of the date hereof, we have 10,000,000 shares issued and outstanding and only two shareholders. We may be expected to issue additional shares in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of our Company may be expected to occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences.

PRINCIPAL STOCKHOLDERS MAY ENGAGE IN A TRANSACTION TO CAUSE THE COMPANY TO REPURCHASE THEIR SHARES OF COMMON STOCK.

In order to provide control of the Company to third party, our principal stockholders may choose to cause the Company to sell Company securities to third parties, with the proceeds of such sale being utilized for the Company to repurchase shares of common stock held by such principal stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Because we are a smaller reporting company, this Item is not applicable.

ITEM 2. PROPERTIES

AG Acquisition Group shares office space with its officer and director, Laura Anthony, at 330 Clematis Street, Suite 217, West Palm Beach, Florida 33401. The Company does not have a lease and the Company pays no rent for the space. The Company does not own any properties nor does it lease any properties. The Company does not believe it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations as described herein.

ITEM 3. LEGAL PROCEEDINGS

AG Acquisition’s officers and directors are not aware of any threatened or pending litigation to which the Company is a party or which any of its property is the subject and which would have any material, adverse effect on the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

The Company’s common stock is not traded on any exchange or the OTC Markets, and there is no public market for our common stock. As of May 28, 2018, there were two holders of our common stock.

As of the date hereof, there is no common stock that is subject to outstanding options or warrants.

Dividends

The Company has not declared any dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the Board and will depend on the Company’s earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company’s ability to pay dividends on its common stock other than those generally imposed by applicable state law.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of February 28, 2018.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plans approved by our stockholders	—	—	—
Plans not approved by stockholders	—	—	—

Recent Sales of Unregistered Securities

None.

Stock Repurchases

The Company has not repurchased any shares of its common stock.

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes to those financial statements that are included elsewhere in this annual report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Forward-Looking Statements and Business sections in this annual report on Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presentation of management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements, the accompanying notes thereto and other financial information appearing elsewhere in this annual report on Form 10-K. This section and other parts of this annual report on Form 10-K contain forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements.”

Overview

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s activities since formation have been limited to issuing shares to its founding shareholders, setting up its corporate entity, adopting an incentive plan, and entering into the Merger Agreement, as such term is defined below, and amendments thereto and working to consummate the Merger Agreement. Our current activities are related to seeking to consummate the Merger Agreement. We will use our limited personnel and financial resources in connection with such activities.

We are an emerging growth company that is exempt from certain financial disclosure and governance requirements for up to five years as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), that eases restrictions on the sale of securities; and increases the number of shareholders a company must have before becoming subject to the reporting and disclosure rules of the Securities and Exchange Commission (the “SEC”). Our principal business objective for the next 12 months and beyond such time will be to seek to consummate the Merger Agreement, and if for any reason the Merger Agreement does not close, the Company will then seek to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings and we will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Recent Developments

Merger Agreement

On October 23, 2017, the Company entered into a Merger Agreement (the “Merger Agreement”) with AG-GT Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), Global Technology Resources, Inc. (“GTRI”), Gregory Byles, as representative of the shareholders of GTRI (each, a “GTRI Shareholder” and collectively, the “GTRI Shareholders”) and the GTRI Shareholders, pursuant to which the parties agreed that Merger Sub would merge with and into GTRI, with GTRI being the surviving entity (the “Merger”). The Merger Agreement, as amended, terminated on April 9, 2018. However, the Company is continuing negotiations regarding the Merger.

Incentive Plan

On February 26, 2018, the Board approved the 2018 Incentive Plan (the “Plan”). The Plan is effective February 26, 2018, and will remain in effect until such time as no shares of the Company’s common stock (and any other equity securities of the Company that may be substituted or resubstituted for such shares pursuant to the terms of the Plan) remains available for delivery under the Plan and the Company has no further rights or obligations under the Plan with respect to outstanding awards under the Plan, unless earlier terminated by action of the Board. The purpose of the Plan is to aid the Company in attracting, retaining, motivating and rewarding employees, non-employee directors and key consultants to the Company or its subsidiaries to provide for equitable and competitive compensation opportunities, to recognize individual contributions and reward achievement of Company goals, and promote the creation of long-term value for stockholders by closely aligning the interests of participants in the Plan with those of stockholders of the Company. The Plan authorized equity-based and cash-based incentives for participants. Subject to adjustment as provided in the Plan, the total number of shares of stock reserved and available for delivery in connection with awards under the Plan (excluding, for the avoidance of doubt, any phantom stock or sale phantom stock) shall be 1,500,000 shares of common stock of the Company. Any shares of stock delivered under the Plan shall consist of authorized and unissued shares or treasury shares. As of the date of this Report, no awards have been granted under the Plan.

Results of Operations

The Company has yet to generate any revenue since inception (February 23, 2017) to date. The Company had a working capital deficiency of $12,809 and an accumulated deficit of $16,809 as of February 28, 2018. At February 28, 2018, we had $8,728 of cash assets and $21,537 of total liabilities. We have no revenues. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing from its stockholders or other sources, as may be required.

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

We do not currently engage in any business activities that provide cash flow. The costs of seeking to consummate the Merger Agreement, or if such does not close, the costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury or with additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

During the next 12 months we anticipate incurring costs related to:

(i)	filing of Exchange Act reports pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (accounting and auditing fees) in the amount of approximately $5,000; and

(ii)	costs relating to consummating the Merger Agreement n in the amount of approximately $10,000 to pay for audit fees.

Laura Anthony, our Chief Executive Officer and a member of our board of directors, currently is providing legal services to the Company without charge.

We believe we will be able to meet the costs of filing Exchange Act reports during the next 12 months through use of funds to be loaned to or invested in us by our management or other investors. However, there is no guarantee that such additional funds will be made available to us or on terms that are favorable to us. If we enter into a business combination with a target entity, we will request the target company to pay the acquisition related fees and expenses as a condition precedent to such an agreement. Our management may also agree to invest or loan money to cover such expenses. To date, we have had no discussions with our management or other investors, regarding funding and no funding commitment for future expenses has been obtained. If in the future we need funds to pay expenses, we will consider these and other yet to be identified options for raising funds and/or paying expenses. If the Merger Agreement does not close, our management, or other investors, does not loan to or invest sufficient funds in us, then we will not be able to meet our SEC reporting obligations and will not be able to attract a private company with which to combine.

We have no source of revenues and have a stockholders’ deficit. These conditions raise substantial doubt about our ability to continue as a going concern. We will be devoting our efforts to consummating the Merger Agreement, or if the Merger Agreement does not close for any reason, locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete the Merger Agreement, or if the Merger Agreement does not close, complete a merger with another company, and ultimately, achieve profitable operations.

If the Merger Agreement does not close for any reason, then the Company may consider a business which has recently commenced operations, is in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. Our management believes that the public company status that results from a combination with the Company will provide such company greater access to the capital markets, increase its visibility in the investment community, and offer the opportunity to utilize its stock to make acquisitions. However, there is no assurance that the Company will have greater access to capital due to its public company status, and therefore a business combination with an operating company in need of additional capital may expose the Company to additional risks and challenges. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Management believes that if the Merger Agreement does not close for any reason, and the Company then seeks another business combination, that there exist numerous private operating businesses seeking the perceived benefits of operating as a publicly registered corporation. Perceived benefits may include increasing equity financing options, providing stock options or similar benefits as incentives to key employees, and achieving liquidity (subject to restrictions of applicable statutes), for all shareholders. Management further believes that certain private operating businesses prefer merging into a publicly registered company so as to eliminate the time and expense of conducting an initial public offering.

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

Continuing Operations, Liquidity and Capital Resources

We have no known demands or commitments and are not aware of any events or uncertainties that will result in or that are reasonably likely to materially increase or decrease our current liquidity. We had no material commitments for capital expenditures as of February 28, 2018.

We plan to satisfy our cash requirements for the next 12 months though our current cash and by borrowing from our management. We expect that money borrowed will be used during the next 12 months to satisfy our operating costs, professional fees and for general corporate purposes. We may explore alternative financing sources, although we have not done so to date.

If the Merger Agreement does not close for any reason, we will use our limited personnel and financial resources in connection with seeking new business opportunities, including seeking an acquisition or merger with an operating company.

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

Critical Accounting Policies and Estimates

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

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of February 28, 2018, there were no deferred tax assets and liabilities due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

Loss Per Common Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of February 28, 2018, there are no outstanding dilutive securities.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Off-Balance Sheet Arrangements

As of February 28, 2018, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have any financial instruments that are exposed to significant market risk. We maintain our cash and cash equivalents in bank deposits and short-term, highly liquid money market investments. A hypothetical 100-basis point increase or decrease in market interest rates would not have a material impact on the fair value of our cash equivalents securities, or our earnings on such cash equivalents.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 through F-14 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of February 28, 2018 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies

Pursuant to rules of the SEC, this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes made to our internal control over financial reporting during the quarter ended February 28, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, positions and ages of our directors and executive officers as of May 28, 2018. Our directors are elected by our stockholders to serve until the next annual meeting of shareholders and until their respective successors will have been elected and will have qualified. Officers are elected by our Board and their terms of office are at the discretion of our Board. They are not elected for a fixed term of office but hold office until their successors have been elected. None of our directors is a party to any arrangement or understanding pursuant to which he/she was or is to be elected as a director. As discussed in the Section “Acquisition of Opportunities”, it is likely that our officers and directors will resign their positions as officers and directors of our Company upon consummation of a merger or acquisition. In light of our directors’ experience as described herein, we believe they are qualified to act as directors and to assist in the carrying out of our business plan.

Name	Age	Position(s)
John Vasquez	48	Chief Executive Officer
Laura Anthony	51	Chief Financial Officer and Director
Howard Gostfrand	50	Director

Biographical information concerning our director and executive officers listed above is set forth below.

John Vasquez. Mr. Vasquez has served as our Chief Executive Officer since March 30, 2018. Mr. Vasquez has over 20 years of experience driving and building shareholder value. He has acted as a “White Knight,” providing capital and leadership to national banks. With extensive experience in banking and capital markets, he has served on several boards of directors and worked with public and private companies investing with his family fund and private equity funds he founded for investment in platform companies, with several noteworthy exits to institutions. Mr. Vasquez has served as the Chief Executive Officer of Newport Capital Bancorp from 1996 to the present. Previously, Mr. Vasquez served as a Vice President of AXA Financial from 1992 to 1996. Mr. Vasquez is the founder of Newport Capital Bancorp and G.P. of its investment vehicle, National Community Development Fund, which is a private equity fund. None of these entities is a parent, subsidiary or other affiliate of the Company.

Laura Anthony. Ms. Anthony has been an officer and director of the Company since February 23, 2017. Ms. Anthony has been a corporate and securities attorney since 1993. She formed the law firm of Legal & Compliance in 2001 and continues as the founding partner. Ms. Anthony’s practice concentrates on representing small public companies in all corporate and securities matters such as maintaining compliance with the reporting requirements of the Exchange Act and completing both private and publicly registered corporate finance transactions. Ms. Anthony also represents private companies in business matters including the private offerings of securities and merger and acquisition transactions.

Howard Gostfrand. Mr. Gostfrand has served as a member of our Board since February 23, 2017. In addition, Mr. Gostfrand served as our Chief Executive Officer from February 23, 2017 to March 30, 2018. He has been involved in the financial industry for over 23 years. Mr. Gostfrand formed ACV in 1999. As President and Founder of ACV, Mr. Gostfrand has worked closely with hundreds of public companies of various market capitalizations and diversified industries both domestic and international. His experience lies in consulting and guiding micro- and small-cap companies through implemented corporate strategy, investor outreach and financial marketing initiatives. Prior to founding ACV, he was a retail stock broker focused on small-cap companies, having worked in New York City and South Florida. Mr. Gostfrand also founded Virtual Trading, Inc., a day trading firm which was then acquired by a publicly traded brokerage firm.

ACV is an investor relations and consulting firm focused on assisting small public companies with their approach to the investment community. ACV has represented over 150 companies in diverse industries from all over the country as well as internationally. Mr. Gostfrand has worked closely with management teams and understands the challenges associated with being a small and micro-cap company. Mr. Gostfrand has no intention of acting as the investor relations representative for any company AG Acquisition may complete a transaction with. Rather his years of experience working with small public companies makes him highly qualified to act as CEO of AG Acquisition.

Mr. Gostfrand is also the co-founder and Chief Executive Officer of Windmill. Windmill represents primarily private and some public companies for their social media and marketing needs. All services are offered in an a la carte style. Services offered range from website development to press release writing. Mr. Gostfrand has no intention of having Windmill represent a company AG Acquisition may have a transaction with.

Mr. Gostfrand became a Senior Advisor to PCG in February 2017. Mr. Gostfrand has known the founder of PCG for several years and they have maintained a personal and professional relationship over that time. Mr. Gostfrand feels he can offer support to the founder of PCG in growing his firm. Should it happen that PCG represents a company that consummates a transaction to which AG Acquisition is a party, Mr. Gostfrand would not seek any compensation from PCG relating to such transaction.

There are no family relationships between any of the executive officers and/or directors.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Corporate Governance

Our Board has not established any committees, including an audit committee, a compensation committee or a nominating committee, or any committee performing similar functions. The functions of those committees are being undertaken by our Board. Because we do not have any independent directors, our Board believes that the establishment of committees of our Board would not provide any benefits to our Company and could be considered more form than substance.

We do not have a policy regarding the consideration of any director candidates that may be recommended by our stockholders, including the minimum qualifications for director candidates, nor have our officers and directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our officers and directors have not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors.

Given our relative size and lack of directors’ and officers’ insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all current members of our Board will participate in the consideration of director nominees.

Committees of our Board of Directors

Our securities are not traded on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an audit committee or other committees of our Board of Directors. Our Board of Directors currently consists of two members, neither of whom qualifies as an independent director in accordance with the listing requirements of The NASDAQ Stock Market (“NASDAQ”). The NASDAQ independence definition includes a series of objective tests, including whether the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our Board has not made a subjective determination as to each director that no relationships exist which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our Board of Directors made these determinations, our Board would have reviewed and discussed information provided by our directors with regard to their business and personal activities and relationships as they may relate to us and our management.

Our Board does not have standing audit, compensation or nominating committees. Our Board does not believe these committees are necessary based on the size of our company, the current levels of compensation to corporate officers and voting control lies with our current Board. Our Board will consider establishing audit, compensation and nominating committees at the appropriate time.

The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Company has no audit committee financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.

The entire Board of Directors participates in the consideration of compensation issues and of director nominees. Candidates for director nominees will be reviewed in the context of the current composition of the Board and our operating requirements and the long-term interests of our stockholders. In conducting this assessment, the Board of Directors will consider professional and business skills, experience, expertise, diversity, judgment and such other factors as it deems appropriate given the current needs of the Board and our company, to maintain a balance of knowledge, experience and capability.

The Board’s process for identifying and evaluating nominees for director, including nominees recommended by stockholders, will involve compiling names of potentially eligible candidates, conducting background and reference checks, conducting interviews with the candidate and others (as schedules permit), meeting to consider and approve the final candidates and, as appropriate, preparing an analysis with regard to particular recommended candidates.

Code of Ethics

To date, we have not adopted a code of ethics applicable to our officers and directors.

Director Compensation

Our directors do not receive any compensation for their service as directors, and there is no director compensation being considered at this time.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, or written representations that no other reports were required, and to the best of our knowledge, we believe that all of our officers, directors, and owners of 10% or more of our common stock filed all required Forms 3, 4, and 5, except that each of Messrs. Vasquez and Gostfrand and Ms. Anthony failed to file a Form 3.

Procedures for Nominating Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Board during the quarter ended February 28, 2018.

Limitation of Liability

We are a Delaware corporation. Section 252 of the Delaware General Corporation Law (the “DGCL”) provides that the articles of incorporation of a Delaware corporation may contain a provision eliminating or limiting the personal liability of a director to the corporation or its shareholders for monetary damages for breach of fiduciary duty as a director, except that any such provision may not eliminate or limit the liability of a director (i) for any breach of the director’s duty of loyalty to the corporation or its shareholders, (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) acts specified in Section 7-108-403 (concerning unlawful distributions), or (iv) any transaction from which a director directly or indirectly derived an improper personal benefit. The Company’s articles of incorporation contain a provision eliminating the personal liability of directors to Standard Commerce or Standard Commerce shareholders for monetary damages to the fullest extent provided by the DGCL.

Section 242 of the DGCL provides that a Delaware corporation must indemnify a person who was wholly successful, on the merits or otherwise, in defense of any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative and whether formal or informal (a “Proceeding”), in which he or she was a party because the person is or was a director, against reasonable expenses incurred by him or her in connection with the Proceeding, unless such indemnity is limited by the corporation’s articles of incorporation. The Company’s articles of incorporation do not contain any such limitation.

Section 242 of the DGCL provides that a Delaware corporation may indemnify a person made a party to a Proceeding because the person is or was a director against any obligation incurred with respect to a Proceeding to pay a judgment, settlement, penalty, fine (including an excise tax assessed with respect to an employee benefit plan) or reasonable expenses incurred in the Proceeding if the person conducted himself or herself in good faith and the person reasonably believed, in the case of conduct in an official capacity with the corporation, that the person’s conduct was in the corporation’s best interests and, in all other cases, his or her conduct was at least not opposed to the corporation’s best interests and, with respect to any criminal proceedings, the person had no reasonable cause to believe that his or her conduct was unlawful. The Company’s articles of incorporation and bylaws allow for such indemnification. A corporation may not indemnify a director in connection with any Proceeding by or in the right of the corporation in which the director was adjudged liable to the corporation or, in connection with any other Proceeding charging that the director derived an improper personal benefit, whether or not involving actions in an official capacity, in which Proceeding the director was judged liable on the basis that he or she derived an improper personal benefit. Any indemnification permitted in connection with a Proceeding by or in the right of the corporation is limited to reasonable expenses incurred in connection with such Proceeding.

Under 242 of the DGCL, unless otherwise provided in the articles of incorporation, a Delaware corporation may indemnify an officer, employee, fiduciary, or agent of the corporation to the same extent as a director and may indemnify such a person who is not a director to a greater extent, if not inconsistent with public policy and if provided for by its bylaws, general or specific action of its board of directors or shareholders, or contract. The Company’s articles of incorporation provide for indemnification of directors, officers, employees, fiduciaries and agents of the Company to the fullest extent permitted by Delaware law.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in the fiscal year ended February 28, 2018 and the period from inception (February 23, 2017) through February 28, 2017 for Mr. Gostfrand and Ms. Anthony. For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

2018 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Howard Gostfrand,	2018	—	—	—	—	—	—	—	—
Former Chief Executive Officer (1)	2017	—	—	—	—	—	—	—	—

Laura Anthony,	2018	—	—	—	—	—	—	—	—
Chief Financial Officer	2017	—	—	—	—	—	—	—	—

(1) Mr. Gostfrand ceased to be the Company’s Chief Executive Officer on March 30, 2018, when Mr. Vasquez was appointed as Chief Executive Officer. Mr. Gostfrand continues to serve as a member of the Company’s Board.

There are no compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or our subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Employment Agreements

There are no current employment agreements between the Company and our executive officer or understandings regarding future compensation.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of February 28, 2018.

2018 Incentive Plan

On February 26, 2018, our Board approved the 2018 Incentive Plan (the “Plan”), pursuant to which directors (and others) are eligible to receive awards in the form of stock options, stock appreciation rights. The Plan will be administered by the Compensation Committee of the Board, if one exists, or the Board if a Compensation Committee does not exist at any time (the “Committee”). Participants may be granted awards in the form of options, stock appreciation rights (“SAR”), phantom stock, sale phantom stock, restricted stock, performance awards and/or such other awards that may be denominated or payable in, valued in whole or in part by reference to, or otherwise based on, or related to, stock or factors that may influence the value of stock, including, without limitation, convertible or exchangeable debt securities, other rights convertible or exchangeable into stock, purchase rights for stock, awards with value and payment contingent upon performance of the Company or business units thereof or any other factors designated by the Committee, and awards valued by reference to the book value of stock or the value of securities of or the performance of specified subsidiaries or other business units. Cash awards, as an element of or supplement to any other award under the Plan, may also be granted pursuant to the terms of the Plan.

Compensation Committee

We do not currently have a compensation committee of our Board. The Board as a whole determines executive compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At May 28, 2018, we had 10,000,000 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of May 28, 2018, and reflects:

●	each of our named executive officers,

●	each of our directors,

●	all of our directors and executive officers as a group, and

●	each stockholder known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock.

Information on beneficial ownership of securities is based upon a record list of our stockholders and we have determined beneficial ownership in accordance with the rules of the SEC. We believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws, except as otherwise provided below.

Unless otherwise indicated, the business address of each person listed is in care of AG Acquisition Group, Inc., 330 Clematis Street, Suite 217, West Palm Beach, FL 33401.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Laura Anthony	5,000,000	(1)	50.0%
Howard Gostfrand (2)	5,000,000	(3)	50.0%
All executive officers and directors as a group (3 persons)	10,000,000		100.0%

(1)	Such shares are held by Leone Group. Ms. Anthony is the sole owner of Leone Group and has voting and dispositive control over Leone Group’s shares.
(2)	Mr. Gostfrand ceased to be an executive officer of the Company on March 30, 2018. Mr. Gostfrand continues to serve as a member of the Company’s Board.
(3)	Such shares are held by ACV. Mr. Gostfrand is the sole owner of ACV and has voting and dispositive power over ACV’s shares.

* Less than 1%.

DESCRIPTION OF SECURITIES

The following description of our capital stock is based upon our amended and restated articles of incorporation, as amended, our bylaws and applicable provisions of law, in each case as currently in effect. This discussion does not purport to be complete and is qualified in its entirety by reference to our amended and restated articles of incorporation, as amended, and our bylaws, copies of which are filed with the SEC as exhibits to the annual report on Form 10-K.

Authorized Capital Stock

The Company’s authorized capital stock consists of 100,000,000 shares of common stock, $0.0001 par value, and 5,000,000 shares of blank check preferred stock, $0.0001 par value. As of May 28, 2018, there were 10,000,000 shares of common stock issued and outstanding and no shares of Series A preferred stock, $0.0001 par value, or Series B preferred stock, $0.0001 par value, issued and outstanding.

Common Stock

Each holder of common stock is entitled to one vote for each share owned of record on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders. In the event of a liquidation, dissolution or winding-up of the Company, the holders of common stock are entitled to share equally and ratably in the assets of the Company, if any, remaining after the payment of all debts and liabilities of the Company. The common stock has no preemptive rights, no cumulative voting rights and no redemption, sinking fund or conversion provisions.

Dividends

Holders of common stock are entitled to receive dividends if, as and when declared by the Board out of funds legally available therefore, subject to any dividend restrictions imposed by the Company’s creditors. No dividend or other distribution (including redemptions or repurchases of shares of capital stock) may be made if, after giving effect to such distribution, the Company would not be able to pay its debts as they become due in the normal course of business, or the Company’s total assets would be less than the minimum of its total liabilities.

Preferred Stock

The Board of Directors of the Company is authorized (without any further action by the shareholders) to issue Preferred Stock in one or more series and to fix the voting rights, liquidation preferences, dividend rates, conversion rights, redemption rights and terms, including sinking fund provisions, and certain other rights and preferences. Satisfaction of any dividend preferences of outstanding Preferred Stock would reduce the amount of funds available for the payment of dividends, if any, on the Common Stock. In addition, holders of the Preferred Stock would normally be entitled to receive a preference payment in the event of any liquidation, dissolution or winding up of the Company before any payment is made to holders of Common Stock. In addition, under certain circumstances, the issuance of Preferred Stock may render more difficult or tend to discourage a merger, tender offer or proxy contest, the assumption of control by a holder of a large block of the Company’s securities, or the removal of incumbent management. The Board of Directors of the Company, without shareholder approval, may issue Preferred Stock with dividend, liquidation, redemption, voting and conversion rights which could adversely affect the holders of Common Stock.

Description of Series A Preferred Stock

Each share of Series A Preferred Stock has an “original issue price” of $5.50 per share (the “Original Issue Price”). The Series A Preferred Stock accrues a dividend that is added to the $5.50 Original Issue Price. Thereafter, this additional “stated value” is converted into common stock of the Company when the Series A Stock is so converted. The dividend is payable in case or in shares of common stock of the Company, at the election of the Company.

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

Each share of Series A Preferred Stock is convertible into such number of shares of common stock equal to the stated value of the Preferred Stock divided by $5.50, subject to customary adjustments in the event of a forward or reverse split of the common stock. The conversion may be effected (i) by a holder of the Series A Preferred Stock at any time or (ii) at the election of the Company at any time after the one-year anniversary of the issuance of the applicable shares of Series A Preferred Stock. The Series A Preferred Stock will also automatically convert into common stock on the earlier to occur of (i) the common stock being listed for trading on the NASDAQ stock market and (ii) a minimum of $100,000 of daily dollar trading volume for the common stock on the over-the-counter markets for a consecutive 5 trading day period.

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

Description of Series B Preferred Stock

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

Options and Warrants

None.

Debt Securities

None.

Transfer Agent

We do not currently have a transfer agent.

Anti-Takeover Effects of Certain Provisions of Our Amended and Restated Articles of Incorporation, as Amended, and Our Bylaws

Provisions of our amended and restated articles of incorporation, as amended, and our bylaws could make it more difficult to acquire us by means of a merger, tender offer, proxy contest, open market purchases, removal of incumbent directors and otherwise. These provisions, which are summarized below, are expected to discourage types of coercive takeover practices and inadequate takeover bids and to encourage persons seeking to acquire control of us to first negotiate with us. We believe that the benefits of increased protection of our potential ability to negotiate with the proponent of an unfriendly or unsolicited proposal to acquire or restructure us outweigh the disadvantages of discouraging takeover or acquisition proposals because negotiation of these proposals could result in an improvement of their terms.

Calling of Special Meetings of Stockholders. Our bylaws provide that special meetings of the stockholders may be called only by the board of directors.

Removal of Directors; Vacancies. Our bylaws provide that a director may be removed from office with or without cause, at any time, by the affirmative vote of a plurality of the votes of the issued and outstanding stock entitled to vote for the election of directors, at a special meeting of the stockholders called and held for that purpose and the vacancies thus created may be filled, at the meeting held for the purpose of removal, by the affirmative vote of a majority in interest of the stockholders entitled to vote. If the office of any director, member of a committee or other officer becomes vacant (whether resulting from an increase in the number of directors, resignations, removals or otherwise), the remaining directors in office, though less than a quorum, by a majority vote, may appoint any qualified person to fill such vacancy, who shall hold office for the unexpired term and until his successor shall be duly chosen.

Amendment of Bylaws. Our bylaws provide that our bylaws may be altered or repealed and also bylaws may be made at any annual meeting of the stockholders or at any special meeting thereof, if notice of the proposed alteration or repeal of the bylaws to be made be contained in the notice of such special meeting, by the affirmative vote of a majority of the voting power of the capital stock issued and outstanding and entitled to vote thereat, or by the affirmative vote of a majority of the Board at any regular meeting of the Board, or at any special meeting of the Board, if notice of the proposed alteration or repeal, or bylaws to be made, be contained in the notice of such meeting.

Preferred Stock. Our amended and restated articles of incorporation, as amended, authorize the issuance of up to 5,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors in their sole discretion. Our board of directors may, without stockholder approval, issue series of preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We do not have a written policy for the review, approval or ratification of transactions with related parties or conflicted transactions. When such transactions arise, they are referred to our Board for its consideration.

As of February 28, 2018, entities owned and controlled by the Company’s sole officers and directors have provided the Company with its only cash for operations. During the year ended February 28, 2018, entities owned and controlled by the Company’s sole officers and directors purchased an aggregate of 10,000,000 shares of common stock for a total purchase price of $4,000 (since such date one of the Company’s officers, Howard Gostfrand, resigned from his position as the Company’s Chief Executive Officer on March 30, 2018).

During the year ended February 28, 2018, the Company issued convertible debt in the aggregate amount of $5,000 through a significant stockholder.

During the year ended February 28, 2018, the Company had advances from related parties of $3,500 and $3,500, respectively.

The Company uses the office of an officer and director, without charge. The same officer has also provided legal services to the Company as of February 28, 2018, without charge.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by D. Brooks and Associates CPA’s, P.A. for the fiscal years ended February 28, 2018 and 2017.

	2018	2017
Audit Fees	$10,975	$2,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$10,975	$2,500

Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees - This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC, other accounting consulting and other audit services.

Tax Fees - This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees - This category consists of fees for other miscellaneous items.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules on page F-1 and included on pages F-2 through F-14.

(2) Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

(3) Exhibits.

Exhibit No.	Description

2.1	Merger Agreement by and among the registrant, AG-GT Merger Sub, Inc., Global Technology Resources, Inc., Gregory Byles, as shareholders’ representative, and the Shareholders of Global Technology Resources, Inc. dated as of October 23, 2017 (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K/A filed with the Commission on October 31, 2017).

2.2	Amendment No. 1 to Merger Agreement, dated as of December 30, 2017, by and between AG Acquisition Group, Inc., AG-GT Merger Sub, Inc., Global Technology Resources, Inc. and Gregory Byles, as representative of the shareholders of Global Technology Resources, Inc. (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed with the Commission on January 3, 2018).

2.3	Amendment No. 2 to Merger Agreement, dated as of January 26, 2018, by and between ZIVARO Holdings, Inc., AG-GT Merger Sub, Inc., Global Technology Resources, Inc. and Gregory Byles, as representative of the shareholders of Global Technology Resources, Inc. (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed with the Commission on January 30, 2018).

2.4	Amendment No. 3 to Merger Agreement, dated as of January 26, 2018, by and between ZIVARO Holdings, Inc., AG-GT Merger Sub, Inc., Global Technology Resources, Inc. and Gregory Byles, as representative of the shareholders of Global Technology Resources, Inc. (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed with the Commission on February 27, 2018).

2.5	Amendment No. 4 to Merger Agreement, dated as of March 8, 2018, by and between ZIVARO Holdings, Inc., AG-GT Merger Sub, Inc., Global Technology Resources, Inc. and Gregory Byles, as representative of the shareholders of Global Technology Resources, Inc. (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed with the Commission on March 9, 2018).

Exhibit No.	Description
2.6	Amendment No. 5 to Merger Agreement, dated as of March 30, 2018, by and between ZIVARO Holdings, Inc., AG-GT Merger Sub, Inc., Global Technology Resources, Inc. and Gregory Byles, as representative of the shareholders of Global Technology Resources, Inc. (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed with the Commission on April 5, 2018).

3.1	Certificate of incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form 10/A (Amendment No. 1) filed with the Commission on June 9, 2017).

3.2	Certificate of Amendment to Certificate of Incorporation of the registrant (relating to Series A preferred stock) (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the Commission on October 24, 2017).

3.3	Certificate of Amendment to Certificate of Incorporation of the registrant (relating to Series B preferred stock) (incorporated by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed with the Commission on October 24, 2017).

3.4	Certificate of Amendment to the Certificate of Incorporation of AG Acquisition Group, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the Commission on January 25, 2018).

3.5	Amended and Restated Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the Commission on March 20, 2018).

3.6	Certificate of Amendment to the Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the Commission on April 25, 2018).

3.7	Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s registrant statement on Form 10/A (Amendment No. 1) filed with the Commission on June 9, 2017).

10.1+	2018 Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the Commission on February 27, 2018).

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AG ACQUISITION GROUP, INC.

Date: May 29, 2018	By:	/s/ Laura Anthony
Laura Anthony
Chief Financial Officer (principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Vasquez	Chief Executive Officer (principal executive officer)	May 29, 2018
John Vasquez

/s/ Laura Anthony	Chief Financial Officer (principal financial officer and principal	May 29, 2018
Laura Anthony	accounting officer) and Director

/s/ Howard Gostfrand	Director	May 29, 2018
Howard Gostfrand

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of February 28, 2018 and 2017	F-3

Statements of Operations for the Year Ended February 28, 2018 and for the Period from February 23, 2017 (Inception) Through February 28, 2017	F-4

Statements of Stockholders’ Equity for the Year Ended February 28, 2018 and for the Period from February 23, 2017 (Inception) Through February 28, 2017	F-5

Statements of Cash Flows for the Year Ended February 28, 2018 and for the Period from February 23, 2017 (Inception) Through February 28, 2017	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of AG Acquisition Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AG Acquisition Group, Inc. (the Company) as of February 28, 2018 and 2017, and the related statements of operations, stockholders’ equity (deficiency), and cash flows for the period from February 23, 2017 (inception) through February 28, 2017, and for the year ended February 28, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as February 28, 2018 and 2017, and the results of its operations and its cash flows for the period from February 23, 2017 (inception) through February 28, 2017, and for the year ended February 28, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a working capital deficit of $12,809 and an accumulated deficit of $16,809 at February 28, 2018. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

D. Brooks and Associates CPA’s, P.A.

We have served as the Company’s auditor since 2017.

Palm Beach Gardens, Florida

May 29, 2018

D. Brooks and Associates CPA’s, P.A. 4440 PGA Boulevard Suite 104, Palm Beach Gardens, FL 33410 – (561) 429-6225

AG Acquisition Group, Inc.

Balance Sheets

	As of	As of
	February 28, 2018	February 28, 2017

ASSETS
CURRENT ASSETS:
Cash	$8,728	$2,628
Total current assets	8,728	2,628

Total Assets	$8,728	$2,628

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable	$6,724	$-
Convertible debt, related parties net of discounts	2,944	-
Stock-settled debt obligation-related party	5,000	-
Advances from related parties	6,575	-
Accrued interest	294	-
Current liabilities	21,537	-

Total Liabilities	21,537	-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIENCY):

Preferred stock $0.0001 par value: 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock $0.0001 par value: 100,000,000 shares authorized; 10,000,000 shares issued and outstanding at February 28, 2018	1,000	1,000
Additional paid in capital	3,000	3,000
Accumulated deficiency	(16,809)	(1,372)

Total Stockholders’ Equity (Deficiency)	(12,809)	2,628

Total Liabilities and Stockholders’ Equity (Deficiency)	$8,728	$2,628

See accompanying notes to the financial statements.

AG Acquisition Group, Inc.

Statements of Operations

	Year Ended	For the Period from February 23, 2017 (Inception) through
	February 28, 2018	February 28, 2017

Revenue	$-	$-

Costs and Expenses:
General and administrative	12,493	1,372

Loss from Operations before Income Taxes	(12,493)	(1,372)

Interest Expense	2,944	-
Income Tax Provision	-	-

Net Loss	$(15,437)	$(1,372)

Weighted Average Shares Outstanding	10,000,000	10,000,000

Basic and Diluted per Share Amounts:
Basic and diluted net loss per share	$-	$-

See accompanying notes to the financial statements.

AG Acquisition Group, Inc.

Statement of Stockholders’ Equity (Deficiency)

For the Period from February 23, 2017 (Inception) through February 28, 2017 and the Year Ended February 28, 2018

	Common Stock $0.001 Par Value		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficiency	(Deficiency)

Balance- February 23, 2017	-	$-	$-	$-	$-
Common Stock issued to founders for cash	10,000	1,000	3,000	-	4,000
Net Loss	-	-	-	(1,372)	(1,372)
Balance - February 28, 2017	10,000,000	1,000	3,000	(1,372)	2,628

Net loss	-	-	-	(15,437)	(15,437)

Balance, February 28, 2018	10,000,000	$1,000	$3,000	$(16,809)	$(12,809)

See accompanying notes to the financial statements.

AG Acquisition Group, Inc.

Statements of Cash Flows

	Year Ended	For the Period From February 23, 2017 (Inception) through
	February 28, 2018	February 28, 2017
Cash flows from operating activities:
Net Loss	$(15,437)	$(1,372)

Adjustments to reconcile net loss to cash used in operations
Amortization of debt discount	2,944	-
		-
Changes in assets and liabilities
Increase in accounts payable	6,724	-
Increase in accrued interest	294	-
Net cash used in operating activities	(5,475)	(1,372)

Cash flows from Financing Activities:
Proceeds from issuance of convertible debt	5,000	4,000
Advances from related parties	6,575	-
Net cash provided by financing activities	11,575	4,000

Net increase in cash	6,100	2,628

Cash-beginning of period	2,628	-

Cash-end of period	$8,728	$2,628

Supplemental Cash Information:
Interest paid in cash	$-	$-
Taxes paid in cash	$-	$-

See accompanying notes to the financial statements.

AG ACQUISITION GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2018 AND 2017

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

AG Acquisition Group, Inc. (the “Company”) was incorporated in the State of Delaware on February 23, 2017 and established a fiscal year end of February 28. The Company was formed to engage in any lawful businesses. The Company’s activities since formation have been limited to issuing shares to its founding shareholders, setting up its corporate entity, adopting an incentive plan, and entering into the Merger Agreement, as such term is defined below, and amendments thereto and working to consummate the Merger Agreement.

The Company’s initial business plan was to seek and engage in an unidentified merger or acquisition. If the Merger Agreement does not close for any reason, the Company will then return to the foregoing business plan and the Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company’s virtually unlimited discretion to search for and enter into potential business opportunities. The Company was formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

Merger Agreement and Amendments thereto

On October 23, 2017, the Company entered into a Merger Agreement (the “Merger Agreement”) with AG-GT Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), Global Technology Resources, Inc. (“GTRI”), Gregory Byles, as representative of the shareholders of GTRI (each, a “GTRI Shareholder” and collectively, the “GTRI Shareholders”) and the GTRI Shareholders, pursuant to which the parties agreed that Merger Sub would merge with and into GTRI, with GTRI being the surviving entity (the “Merger”), in accordance with the terms and conditions of the Merger Agreement, as amended. The Merger Agreement, as amended, terminated on April 9, 2018. However, the Company is continuing negotiations regarding the Merger.

AG ACQUISITION GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2018 AND 2017

Name Change

On January 20, 2018, in connection with the Merger Agreement and the plans of the Company to expand its business and rebrand its identity, the Company’s Board of Directors (the “Board”) deemed it beneficial to the Company and its shareholders to change the Company’s name from AG Acquisition Group, Inc. to ZIVARO Holdings, Inc. (the “Name Change”). Accordingly, the Company filed, on January 22, 2018 with the Delaware Secretary of State, a Certificate of Amendment to the Certificate of Incorporation of the Company to effect the name change (the Certificate of Amendment”). The Certificate of Amendment provides that the Name Change shall be effective on January 22, 2018. The Name Change was approved by the Board by written consent in lieu of a meeting on January 20, 2018. Please see Note 7 for discussion of the Company’s name change back to AG Acquisition Group, Inc. on April 25, 2018.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the regulations of the United States Securities and Exchange Commission. The financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. The Company has not earned any revenue from operations since inception.

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

FISCAL YEAR

The Company’s fiscal year-end is February 28.

AG ACQUISITION GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2018 AND 2017

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of February 28, 2018, there were no deferred tax assets and liabilities due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of February 28, 2018, there are no outstanding dilutive securities.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3 – GOING CONCERN

The Company has yet to generate any revenue since inception to date. The Company had a working capital deficiency of $12,809 and an accumulated deficit of $16,809 as of February 28, 2018. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing from its stockholders or other sources, as may be required.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. The Company currently has no commitments for the purchase of its equity. If the Company is unable to acquire additional working capital, it may not be able to execute its business plan.

NOTE 4 – CONVERTIBLE NOTES PAYABLE- RELATED PARTIES

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

On July 14, 2017, the Company issued to American Capital Ventures (“ACV”) a promissory note in the aggregate principal amount of $1,000. Howard Gostfrand, the Company’s former Chief Executive Officer and current member of the Company’s Board is the sole owner of ACV. The note bears interest at a rate of 10% per annum and matures on July 14, 2018. ACV has the right at any time to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest into shares of the Company’s common stock at a conversion price equal to 50% of the lowest trading price of the Company’s common stock during the five trading day period ending on the last complete trading day prior to the conversion date.

On August 7, 2017, the Company issued to ACV a promissory note in the aggregate principal amount of $1,500. The note bears interest at a rate of 10% per annum and matures on August 7, 2018. ACV has the right at any time to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest into shares of the Company’s common stock at a conversion price equal to 50% of the lowest trading price of the Company’s common stock during the five trading day period ending on the last complete trading day prior to the conversion date.

AG ACQUISITION GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2018 AND 2017

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

Because there is no market for the Company’s common stock, the conversion rights did not meet the criteria for derivative classification. However, because the convertible notes are convertible into a variable number of shares based on a fixed dollar amount, the intrinsic value of the conversion feature, which approximates fair value, is presented as a stock settled debt obligation on the accompanying balance sheets. The stock settled debt obligation of $5,000 was offset with a discount on the convertible debt to be amortized into interest expense through the maturity dates of the convertible debt. During the year ended February 28, 2018, the Company recognized $3,238 of interest expense including amortization of the debt discount totaling $2,944 and the convertible debt has a balance of $2,944, net of unamortized discounts of $0.

NOTE 5 – STOCKHOLDERS’ EQUITY

Effective February 23, 2017, the Company issued a total of 10,000,000 shares of $0.0001 par value common stock to entities owned and controlled by the Company’s two officers and directors (since such date one of the Company’s officers, Howard Gostfrand resigned from his position as the Company’s Chief Executive Officer on March 30, 2018). The shares were issued for $0.0004 per share for a total of $4,000. The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001 and 5,000,000 shares of preferred stock, par value $0.0001. As of February 28, 2018, there are 10,000,000 shares of common stock and no shares of preferred stock issued and outstanding.

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

AG ACQUISITION GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2018 AND 2017

On March 19, 2018, the Company filed an Amended and Restated Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock. (the “Amended and Restated Certificate of Designations”) with the Secretary of State of the State of Delaware, which amended the terms and conditions of the Series A Convertible Preferred Stock of the Company (the “Series A Stock”) as set forth in the Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock which was filed with the Secretary of State of the State of Delaware on October 18, 2017.

The Amended and Restated Certificate of Designations amended the rights and preferences of the Series A Stock as follows:

Instead of the 1% monthly dividend (compounded annually) on the Series A Preferred Stock accruing and being payable on the 6-month anniversary of issuance (which the Company could elect to extend to 12 months), the dividend now accrues and is added to the $5.50 original “Stated Value” of the Series A Preferred Stock. Thereafter, this additional “Stated Value” is converted into common stock of the Company when the Series A Stock is so converted. As a result, the conversion ratio of the Series A Preferred Stock has been changed from one share of common stock of the Company per share of Series A Preferred Stock to a number of shares of Common Stock equal to the Stated Value of the Preferred Stock divided by $5.50.

The timing for the automatic conversion of the Series A Preferred Stock has been changed from the Series A Preferred Stock being automatically converted on the effectiveness of a re-sale registration statement under the Securities Act of 1933, as amended, for registration of shares of common stock into which the Series A were convertible, to now being automatic conversion on the earlier to occur of (i) the common stock being listed for trading on the NASDAQ stock market and (ii) a minimum of $100,000 of daily dollar trading volume for the common stock on the over-the-counter markets for a consecutive 5 trading day period.

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

AG ACQUISITION GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2018 AND 2017

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

The shares of Series B Preferred Stock are not transferrable by the holder thereof and shall be redeemed by the Company at a price of $1 per share if the holder ceases to serve as either an officer or director of the Company for any reason. The shares of Series B Preferred Stock are not convertible into any other class of shares of the Company and have no voting rights other than as set forth above. The Series B Preferred Stock is not entitled to receive any dividends or other distributions made by the Company, whether on liquidation on otherwise.

Incentive Plan

On February 26, 2018, the Board approved the 2018 Incentive Plan (the “Plan”). The material features of the Plan are as follows:

Term: The Plan is effective February 26, 2018, and will remain in effect until such time as no shares of the Company’s common stock (and any other equity securities of the Company that may be substituted or resubstituted for such shares pursuant to the terms of the Plan) remains available for delivery under the Plan and the Company has no further rights or obligations under the Plan with respect to outstanding awards under the Plan, unless earlier terminated by action of the Board.

Purpose: The purpose of the Plan is to aid the Company in attracting, retaining, motivating and rewarding employees, non-employee directors and key consultants to the Company or its subsidiaries to provide for equitable and competitive compensation opportunities, to recognize individual contributions and reward achievement of Company goals, and promote the creation of long-term value for stockholders by closely aligning the interests of participants in the Plan with those of stockholders of the Company. The Plan authorized equity-based and cash-based incentives for participants.

Stock Subject to Plan: Subject to adjustment as provided in the Plan, the total number of shares of stock reserved and available for delivery in connection with awards under the Plan (excluding, for the avoidance of doubt, any phantom stock or sale phantom stock) shall be 1,500,000 shares of common stock of the Company. Any shares of stock delivered under the Plan shall consist of authorized and unissued shares or treasury shares. The Committee may adopt reasonable counting procedures to ensure appropriate counting, avoid double counting

General Terms of Awards: The Committee shall retain full power and discretion with respect to any term or condition of an award that is not mandatory under the Plan. The Committee shall require the payment of lawful consideration for an award to the extent necessary to satisfy the requirements of the Delaware General Corporation Law and may otherwise require payment of consideration for an award except as limited by the Plan.

NOTE 6 – INCOME TAXES

The Company accounts for income taxes using the asset and liability method. Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates to differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company provides a valuation allowance for deferred tax assets, when required, based on evaluation of the realizability of such deferred tax assets.

AG ACQUISITION GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2018 AND 2017

The tax effects of the significant temporary differences representing deferred assets (liabilities) as of the years ended February 28, 2018 and 2017:

	February 28, 2018	February 28, 2017
Net operating loss	$3,241	508
Valuation allowance	(3,241)	(508)
Net deferred income tax asset	$–	–

As of February 28, 2018, the Company has net operating losses of approximately $15,000 available to offset future taxable income, subject to annual limitations.

NOTE 7 – RELATED PARTY TRANSACTIONS

As of February 28, 2018, entities owned and controlled by the Company’s sole officers and directors have provided the Company with its only cash for operations. In February 2017, entities owned and controlled by the Company’s sole officers and directors purchased an aggregate of 10,000,000 shares of common stock for a total purchase price of $4,000 (since such date one of the Company’s officers, Howard Gostfrand resigned from his position as the Company’s Chief Executive Officer on March 30, 2018).

During the year ended February 28, 2018, the Company issued convertible debt in the aggregate amount of $5,000 to affiliates. See Note 4.

During the year ended February 28, 2018, the Company had advances from related parties of $6,575.

The Company uses the office of an officer and director, without charge. The same officer has also provided legal services to the Company as of February 28, 2018, without charge.

NOTE 8 – SUBSEQUENT EVENTS

On March 22, 2018, the Company entered into a Membership Interest Purchase Agreement, as amended on March 30, 2018 (the “Purchase Agreement”) with National Community Development Fund I, LLC (“NCDF”), Clark Network Systems, Inc. (“CNS”), and Addware, Inc. (“Addware” and together with CNS, the “Sellers”). Mr. John Vasquez, the Company’s Chief Executive Officer, currently controls NCDF and owns a majority of the equity interests of NCDF.

Pursuant to the terms of the Purchase Agreement, the Sellers agreed to sell to NCDF, and NCDF agreed to buy, all of the equity interests (the “Interests”) of Network Professionals Group, LLC (“NPG”) (the “Purchase”). CNS owned 80% of NPG and Addware owned 20% of NPG.

The Purchase closed on March 22, 2018. Pursuant to the terms of the Purchase Agreement, the purchase price for the Interests was $500,000 (the “Purchase Price”) which was to be paid to CNS and Addware pro rata based on their respective ownership of NPG. $100,000 of the Purchase Price was to be paid in cash at closing, with the balance to be paid upon the closing of the Merger, and which was represented by two promissory notes, one issued to CNS in the amount of $320,000 and one to Addware in the amount of $80,000. Due to a mistake in wire transfers at the actual closing, $97,000 was actually paid in cash at closing to CNS and none to Addware, but the parties to the Purchase Agreement have since amended the principal amounts of the promissory notes to provide for the originally intended payments, as between CNS and Addware.

The Purchase Agreement contemplates that, upon the closing of the Merger, NCDF may assign the Interests to the Company, and in return the Company will pay to NCDF the cash that NCDF paid to the Sellers at the closing of the Purchase and would also repay the amounts due and payable under the two promissory notes (and, if determined to be required, the promissory notes may be assigned to the Company prior to such payment).

AG ACQUISITION GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2018 AND 2017

The maturity date for each of the notes is the earlier of (i) April 15, 2018, or (ii) the first business day following the closing of the Merger. In the event that the Merger does not close, it is not expected that the Interests would be assigned to the Company.

In connection with the Purchase, Brian Clark, the owner of CNS, entered into an employment agreement with GRTI, which may also be assigned to the Company following the closing of the Merger. The Purchase Price for NPG was determined in part based on the added value that Brian Clark is expected to bring to the operations of GTRI and the Company, assuming the Merger closes. Pursuant to the terms of the Purchase Agreement, in the event that Mr. Clark does not generate new business on behalf of GTRI during the term of his employment from new clients who are not clients of the Company as of the closing date, then, upon the termination of Mr. Clark’s employment for any reason, CNS agrees to return to NCDF (or to the Company if NCDF sells and assigns the Interests to the Company), an amount equal to 3% of the difference between (i) $4,582,875, and (ii) the gross amounts actually received by GTRI from new clients during the term of Mr. Clark’s employment. Any return of a portion of the Purchase Price as set forth above will be deemed an adjustment of the Purchase Price originally paid to CNS under the Purchase Agreement.

On April 25, 2018, the Board deemed it beneficial to the Company and its shareholders to change the Company’s name from ZIVARO Holdings, Inc. to AG Acquisition Group, Inc. (the “Name Change”). Accordingly, on April 25, 2018, the Company filed with the Delaware Secretary of State a Certificate of Amendment to the Certificate of Incorporation of the Company to effect the Name Change (the “Certificate of Amendment”). The Certificate of Amendment provides that the Name Change shall be effective on April 25, 2018. The Name Change was approved by the Board by written consent in lieu of a meeting on April 25, 2018. Pursuant to Section 242 of the Delaware General Corporation Law, shareholder approval is not required to complete the Name Change and/or to approve or effect the Certificate of Amendment.

