Form 10-Q
period 2018-05-31
AG Acquisition Group, Inc.
filed 2018-07-16
CIK 1705126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 16, 2018, there were 10,000,000 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

AG ACQUISITION GROUP II, INC.

2

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

These forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,’’ “will,’’ “expect,’’ “intend,’’ “estimate,’’ “anticipate,’’ “believe,’’ “continue,’’ “plan” or similar terminology, although not all forward-looking statements contain these words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements. Important factors that may cause actual results to differ from projections include, for example:

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

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

4

AG Acquisitions Group, Inc.

Condensed Balance Sheets

(unaudited)

	As of	As of
	May 31, 2018	February 28, 2018
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$2,347	$8,728
Total current assets	2,347	8,728

Total Assets	$2,347	$8,728

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable	$5,000	$6,724
Convertible debt, related party net of discount	4,205	2,944
Stock-settled debt obligation-related party	5,000	5,000
Advances from related parties	7,734	6,575
Accrued interest	420	294
Current liabilities	22,359	21,537

Total Liabilities	22,359	21,537

COMMITMENTS AND CONTINGENCIES

Preferred stock $0.0001 par value: 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock $0.0001 par value: 100,000,000 shares authorized; 10,000,000 shares issued and outstanding at February 28, 2018	1,000	1,000
Additional paid in capital	3,000	3,000
Accumulated deficiency	(24,012)	(16,809)

Total Stockholders’ Deficiency	(20,012)	(12,809)

Total Liabilities and Stockholders’ Deficiency	$2,347	$8,728

See accompanying notes to the condensed financial statements.

AG Acquisitions Group, Inc.

Condensed Statements of Operations

(unaudited)

	Three Months Ended	Three Months Ended
	May 31, 2018	May 31, 2017

Revenue	$-	$-

Costs and Expenses:
General and administrative	7,203	-

Loss from Operations	(7,203)	-
Interest Expense	$1,387	-

Income Tax Provision	-	-

Net Loss	$(7,203)	$-

Weighted Average Shares Outstanding	10,000,000	10,000

Basic and Diluted per Share Amounts:
Basic and diluted net loss per share	$-	$-

See accompanying notes to the condensed financial statements.

AG Acquisitions Group, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months
	Ended May 31,
	2018	2017
Cash flows from operating activities:
Net Loss	$(7,203)	-

Adjustments to reconcile net loss to cash used in operations
Amortization of debt discount	1,261	-
Increase in accrued interest	128	-
Changes in assets and liabilities
Decrease in accounts payable	(1,724)	-

Net Cash Used in Operating Activities	(7,538)	-

Cash flows from Financing Activities
Advances from related parties	1,157	-

Net cash provided by financing activities	1,157	-

Net decrease in cash	(6,381)	-

Cash-beginning of period	8,728	2,628

Cash-end of period	$2,347	$2,628

Supplemental Cash Information:
Interest paid in cash	$-	$-
Taxes paid in cash	$-	$-

See accompanying notes to the condensed financial statements.

AG ACQUISITION GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

QUARTER ENDED MAY 31, 2018

(unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

AG Acquisition Group, Inc. (the “Company”) was incorporated in the State of Delaware on February 23, 2017 and established a fiscal year end of February 28. The Company was formed to engage in any lawful business. The Company’s activities since formation have been limited to issuing shares to its founding shareholders, setting up its corporate entity, adopting an incentive plan, and entering into the Merger Agreement, as such term is defined below, and amendments thereto and working to consummate the Merger Agreement.

The Company’s initial business plan was to seek and engage in an unidentified merger or acquisition. If the Merger Agreement, as such term is defined below, does not close for any reason, the Company will then return to the foregoing business plan and the Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company’s virtually unlimited discretion to search for and enter into potential business opportunities. The Company was formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

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

Name Change

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

These condensed unaudited financial statements should be read in conjunction with a reading of the Company’s financial statements and notes thereto for the year ended February 28, 2018, included in Form 10-K filed with the SEC on May 29,2018.

Interim results of operations for the three months ended May 31, 2018, are not necessarily indicative of future results for the full year. The Company has not earned any revenue from operations since inception.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of May 31, 2018, there were no deferred tax assets and liabilities due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of May 31, 2018, there are no outstanding dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of financial assets such as cash, and accounts payable, approximate their fair values because of the short maturity of these instruments.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3 – GOING CONCERN

The Company has yet to generate any revenue since inception to date. The Company had a working capital deficiency of $20,012 and an accumulated deficit of $24,012 as of May 31, 2018. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing from its stockholders or other sources, as may be required.

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

Because there is no market for the Company’s common stock, the conversion rights did not meet the criteria for derivative classification. However, because the convertible notes are convertible into a variable number of shares based on a fixed dollar amount, the intrinsic value of the conversion feature, which approximates fair value, is presented as a stock settled debt obligation on the accompanying balance sheets. The stock settled debt obligation of $5,000 was offset with a discount on the convertible debt to be amortized into interest expense through the maturity dates of the convertible debt. During the quarter ended May 31, 2018, the Company recognized $1,387 of interest expense including amortization of the debt discount totaling $1,261 and the convertible debt has a balance of $4,205, net of unamortized discounts of $795.

NOTE 5 – STOCKHOLDERS’ EQUITY

Effective February 23, 2017, the Company issued a total of 10,000,000 shares of $0.0001 par value common stock to entities owned and controlled by the Company’s two officers and directors (since such date one of the Company’s officers, Howard Gostfrand resigned from his position as the Company’s Chief Executive Officer on March 30, 2018). The shares were issued for $0.0004 per share for a total of $4,000. The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001 and 5,000,000 shares of preferred stock, par value $0.0001. As of May 31, 2018, there are 10,000,000 shares of common stock and no shares of preferred stock issued and outstanding.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

As of May 31, 2018, entities owned and controlled by the Company’s sole officers and directors have provided the Company with its only cash for operations. In February 2017, entities owned and controlled by the Company’s sole officers and directors purchased an aggregate of 10,000,000 shares of common stock for a total purchase price of $4,000 (since such date one of the Company’s officers, Howard Gostfrand resigned from his position as the Company’s Chief Executive Officer on March 30, 2018).

During the year ended February 28, 2018, the Company issued convertible debt in the aggregate amount of $5,000 to affiliates.

As of the quarter ending May 31, 2018, the Company had advances from related parties of $7,734.

The Company uses the office of an officer and director, without charge. The same officer has also provided legal services to the Company to date, without charge.

NOTE 7 – SUBSEQUENT EVENTS

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presentation of management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements, the accompanying notes thereto and other financial information appearing elsewhere in this quarterly report on Form 10-Q. This section and other parts of this quarterly report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements.”

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

Name Change

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

Results of Operations

The Company has yet to generate any revenue since inception (February 23, 2017) to date. The Company had a working capital deficiency of $20,012 and an accumulated deficit of $24,012 as of May 31, 2018. At May 31, 2018, we had $2,347 of cash assets and $22,359 of total liabilities. We have no revenues. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing from its stockholders or other sources, as may be required.

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

Continuing Operations, Liquidity and Capital Resources

We have no known demands or commitments and are not aware of any events or uncertainties that will result in or that are reasonably likely to materially increase or decrease our current liquidity. We had no material commitments for capital expenditures as of May 31, 2018.

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

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of May 31, 2018, there were no deferred tax assets and liabilities due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

Loss Per Common Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of May 31, 2018, there are no outstanding dilutive securities.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of May 31, 2018. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2018, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended May 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material litigation, nor, to the knowledge of management, is any litigation threatened against us that may materially affect us.

Item 1A. Risk Factors

We are a Smaller Reporting Company and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Not applicable.

(b) During the quarter ended May 31, 2018, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

2.1	Amendment No. 4 to Merger Agreement, dated as of March 8, 2018 (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed with the Commission on March 9, 2018).

2.2	Amendment No. 5 to Merger Agreement, dated as of March 30, 2018 (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed with the Commission on April 5, 2018).

3.1	Amended and Restated Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the Commission on March 20, 2018).

3.2	Certificate of Amendment to the Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the Commission on April 25, 2018).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AG Acquisition Group II, Inc.

By:	/s/ Laura Anthony
Name:	Laura Anthony
Title:	Chief Financial Officer (principal financial officer and principal accounting officer)
Date:	July 16, 2018

