Form 10-Q
period 2018-08-31
AG Acquisition Group, Inc.
filed 2018-10-15
CIK 1705126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2018

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

As of October 15, 2018, there were 10,000,000 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

4

AG Acquisitions Group, Inc.

Condensed Balance Sheets

	As of	As of
	August 31, 2018	February 28, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$4,191	$8,728
Total current assets	4,191	8,728

Total Assets	$4,191	$8,728

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable	$2,500	$6,724
Convertible debt, related party net of discount	5,000	2,944
Stock-settled debt obligation-related party	5,000	5,000
Advances from related parties	15,734	6,575
Accrued interest	546	294
Current liabilities	28,780	21,537

Total Liabilities	28,780	21,537

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY

Preferred stock $0.0001 par value: 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock $0.0001 par value: 100,000,000 shares authorized; 10,000,000 shares issued and outstanding	1,000	1,000
Additional paid in capital	3,000	3,000
Accumulated deficiency	(28,589)	(16,809)

Total Stockholders’ Deficiency	(24,589)	(12,809)

Total Liabilities and Stockholders’ Deficiency	$4,191	$8,728

See accompanying notes to the condensed financial statements.

AG Acquisitions Group, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$-

Costs and Expenses:
General and administrative	3,656	5,351	9,472	5,351

Loss from Operations	(3,656)	(5,351)	(9,472)	(5,351)

Interest Expense	(921)	(510)	(2,308)	(510)

Income Tax Provision	-	-	-	-

Net Loss	$(4,577)	$(5,861)	$(11,780)	$(5,861)

Weighed Average Shares Outstanding	10,000,000	10,000,000	10,000,000	10,000,000

Basic and Diluted per Share Amounts:
Basic and diluted net loss per share	$-	$-	$-	$-

See accompanying notes to the condensed financial statements.

AG Acquisitions Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended August 31,
	2018	2017

Cash flows from operating activities:
Net Loss	$(11,780)	$(5,861)

Adjustments to reconcile net loss to cash used in operations
Amortization of debt discount	2,056	464
Increase in accrued interest	254	46
Changes in assets and liabilities
Decrease in accounts payable	(4,224)	-

Net Cash Used in Operating Activities	(13,694)	(5,351)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	-	5,000
Advances from related parties	9,157	-

Net cash provided by financing activities	9,157	5,000

Net decrease in cash	(4,537)	(351)

Cash-beginning of period	8,728	2,628

Cash-end of period	$4,191	$2,277

Supplemental Cash Information:
Interest paid in cash	$-
Taxes paid in cash	$-

See accompanying notes to the condensed financial statements.

AG ACQUISITION GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

QUARTER ENDED AUGUST 31, 2018

(unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

AG Acquisition Group, Inc. (the “Company”) was incorporated in the State of Delaware on February 23, 2017 and established a fiscal year end of February 28. The Company was formed to engage in any lawful business. The Company’s activities since formation have been limited to issuing shares to its founding shareholders, setting up its corporate entity, adopting an incentive plan, and entering into the Merger Agreement, as such term is defined below, and amendments thereto and subsequently terminating the Merger Agreement.

The Company’s initial business plan was to seek and engage in an unidentified merger or acquisition. Since the Merger Agreement, as such term is defined below, was terminated, the Company has returned to the foregoing business plan and the Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company’s virtually unlimited discretion to search for and enter into potential business opportunities. The Company was formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

Merger Agreement, Amendments thereto and Termination thereof

On October 23, 2017, the Company entered into a Merger Agreement (the “Merger Agreement”) with AG-GT Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), Global Technology Resources, Inc. (“GTRI”), Gregory Byles, as representative of the shareholders of GTRI (each, a “GTRI Shareholder” and collectively, the “GTRI Shareholders”) and the GTRI Shareholders, pursuant to which the parties agreed that Merger Sub would merge with and into GTRI, with GTRI being the surviving entity (the “Merger”), in accordance with the terms and conditions of the Merger Agreement, as amended. The Merger Agreement, as amended, terminated on April 9, 2018. As the closing of the Merger had not occurred by the April 9, 2018, termination date, on September 12, 2018, the Company gave notice to GTRI and the GTRI Shareholders that it elected to terminate the Merger Agreement, pursuant to Section 7.03(f) of the Merger Agreement.

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

These condensed unaudited financial statements should be read in conjunction with a reading of the Company’s financial statements and notes thereto for the year ended February 28, 2018, included in Form 10-K filed with the SEC on May 29, 2018.

Interim results of operations for the six months ended August 31, 2018, are not necessarily indicative of future results for the full year. The Company has not earned any revenue from operations since inception.

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

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of August 31, 2018, there were no deferred tax assets and liabilities due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of August 31, 2018, there are no outstanding dilutive securities.

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

NOTE 3 – GOING CONCERN

The Company has yet to generate any revenue since inception to date. The Company had a working capital deficiency of $24,589 and an accumulated deficit of $28,589 as of August 31, 2018. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing from its stockholders or other sources, as may be required.

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

NOTE 4 – CONVERTIBLE NOTES PAYABLE- RELATED PARTIES

On July 11, 2017, the Company issued to Leone Group, LLC (“Leone Group”) a promissory note in the aggregate principal amount of $1,000. Leone Group owns 50% of the Company’s outstanding common stock. Laura Anthony, the Company’s Chief Financial Officer, Treasurer, Secretary and director, is the sole stockholder of Leone Group. The note bears interest at a rate of 10% per annum and originally had a maturity date of July 11, 2018, which such maturity date was extended effective July 11, 2018, to January 11, 2019. Leone Group has the right at any time to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest into shares of the Company’s common stock at a conversion price equal to 50% of the lowest trading price of the Company’s common stock during the five trading day period ending on the last complete trading day prior to the conversion date.

On July 14, 2017, the Company issued to American Capital Ventures (“ACV”) a promissory note in the aggregate principal amount of $1,000. Howard Gostfrand, the Company’s current Chief Executive Officer and member of the Company’s Board is the sole owner of ACV. The note bears interest at a rate of 10% per annum and originally had a maturity date of July 14, 2018, which such maturity date was extended effective July 14, 2018, to January 14, 2019. ACV has the right at any time to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest into shares of the Company’s common stock at a conversion price equal to 50% of the lowest trading price of the Company’s common stock during the five trading day period ending on the last complete trading day prior to the conversion date.

On August 7, 2017, the Company issued to ACV a promissory note in the aggregate principal amount of $1,500. The note bears interest at a rate of 10% per annum and originally had a maturity date of August 7, 2018, which such maturity date was extended effective August 7, 2018, to February 7, 2019. ACV has the right at any time to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest into shares of the Company’s common stock at a conversion price equal to 50% of the lowest trading price of the Company’s common stock during the five trading day period ending on the last complete trading day prior to the conversion date.

On August 8, 2017, the Company issued to Leone Group a promissory note in the aggregate principal amount of $1,500. The note bears interest at a rate of 10% per annum and originally had a maturity date of August 8, 2018, which such maturity date was extended effective August 8, 2018, to February 8, 2019. Leone Group has the right at any time to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest into shares of the Company’s common stock at a conversion price equal to 50% of the lowest trading price of the Company’s common stock during the five trading day period ending on the last complete trading day prior to the conversion date.

Because there is no market for the Company’s common stock, the conversion rights did not meet the criteria for derivative classification. However, because the convertible notes are convertible into a variable number of shares based on a fixed dollar amount, the intrinsic value of the conversion feature, which approximates fair value, is presented as a stock settled debt obligation on the accompanying balance sheets. The stock settled debt obligation of $5,000 was offset with a discount on the convertible debt to be amortized into interest expense through the maturity dates of the convertible debt. During the six months ended August 31, 2018, the Company recognized $2,308 of interest expense including amortization of the debt discount totaling $2,056 and the convertible debt has a balance of $5,000, net of unamortized discounts of $2,056.

NOTE 5 – STOCKHOLDERS’ EQUITY

Effective February 23, 2017, the Company issued a total of 10,000,000 shares of $0.0001 par value common stock to entities owned and controlled by the Company’s two officers and directors. The shares were issued for $0.0004 per share for a total of $4,000. The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001 and 5,000,000 shares of preferred stock, par value $0.0001. As of August 31, 2018, there are 10,000,000 shares of common stock and no shares of preferred stock issued and outstanding.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

As of August 31, 2018, entities owned and controlled by the Company’s sole officers and directors have provided the Company with its only cash for operations. In February 2017, entities owned and controlled by the Company’s sole officers and directors purchased an aggregate of 10,000,000 shares of common stock for a total purchase price of $4,000.

During the year ended February 28, 2018, the Company issued convertible debt in the aggregate amount of $5,000 to affiliates.

As of the quarter ending August 31, 2018, the Company had advances from related parties of $15,734.

The Company uses the office of an officer and director, without charge. The same officer has also provided legal services to the Company to date, without charge.

NOTE 7 – SUBSEQUENT EVENTS

As the closing of the Merger had not occurred by the April 9, 2018, termination date, on September 12, 2018, the Company gave notice to GTRI and the GTRI Shareholders that it elected to terminate the Merger Agreement, pursuant to Section 7.03(f) of the Merger Agreement.

On September 12, 2018, in connection with the termination of the Merger Agreement and pursuant to and in accordance with, the Company’s Bylaws, the Company’s board of directors removed John Vasquez from his position as the Chief Executive Officer, and simultaneously, on September 12, 2018, the Company’s board of directors, appointed Howard Gostfrand, who is a member of the Company’s board of directors, and who had served as the Chief Executive Officer of the Company from February 23, 2017 until March 30, 2018, to serve as the Company’s Chief Executive Officer effective September 12, 2018.

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

Overview

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s activities since formation have been limited to issuing shares to its founding shareholders, setting up its corporate entity, adopting an incentive plan, and entering into the Merger Agreement, as such term is defined below, and amendments thereto and terminating the Merger Agreement. Our current activities are related to seeking to acquire a target company or business seeking the perceived advantages of being a publicly held corporation. We will use our limited personnel and financial resources in connection with such activities.

We are an emerging growth company that is exempt from certain financial disclosure and governance requirements for up to five years as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), that eases restrictions on the sale of securities; and increases the number of shareholders a company must have before becoming subject to the reporting and disclosure rules of the Securities and Exchange Commission (the “SEC”). Our principal business objective for the next 12 months and beyond such time will be to seek to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings and we will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Recent Developments

Merger Agreement, Amendments Thereto and Termination Thereof

On October 23, 2017, the Company entered into a Merger Agreement (the “Merger Agreement”) with AG-GT Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), Global Technology Resources, Inc. (“GTRI”), Gregory Byles, as representative of the shareholders of GTRI (each, a “GTRI Shareholder” and collectively, the “GTRI Shareholders”) and the GTRI Shareholders, pursuant to which the parties agreed that Merger Sub would merge with and into GTRI, with GTRI being the surviving entity (the “Merger”). The Merger Agreement, as amended, terminated on April 9, 2018. As the closing of the Merger had not occurred by the April 9, 2018, termination date, on September 12, 2018, the Company gave notice to GTRI and the GTRI Shareholders that it elected to terminate the Merger Agreement, pursuant to Section 7.03(f) of the Merger Agreement.

Change in Chief Executive Officer

On September 12, 2018, in connection with the termination of the Merger Agreement and pursuant to and in accordance with, the Company’s Bylaws, the Company’s board of directors removed John Vasquez from his position as the Chief Executive Officer, and simultaneously, on September 12, 2018, the Company’s board of directors, appointed Howard Gostfrand, who is currently a member of the Company’s board of directors, and who had served as the Chief Executive Officer of the Company from February 23, 2017 until March 30, 2018, to serve as the Company’s Chief Executive Officer effective September 12, 2018.

Results of Operations

The Company has yet to generate any revenue since inception (February 23, 2017) to date. The Company had a working capital deficiency of $24,589 and an accumulated deficit of $28,589 as of August 31, 2018. At August 31, 2018, we had $4,191 of cash assets and $28,780 of total liabilities. We have no revenues. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing from its stockholders or other sources, as may be required.

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

(ii)	consummating an acquisition in the amount of approximately $10,000 or more, depending on the terms of the specific acquisition at issue to pay for audit fees, and the range of audit fees for this is unknown at such time and cannot be predicted with any accuracy.

Laura Anthony, our Chief Executive Officer and a member of our board of directors, currently is providing legal services to the Company without charge.

We believe we will be able to meet the costs of filing Exchange Act reports during the next 12 months through use of funds to be loaned to or invested in us by our management or other investors. However, there is no guarantee that such additional funds will be made available to us or on terms that are favorable to us. If we enter into a business combination with a target entity, we will request the target company to pay the acquisition related fees and expenses as a condition precedent to such an agreement. Our management may also agree to invest or loan money to cover such expenses. To date, we have had no discussions with our management or other investors, regarding funding and no funding commitment for future expenses has been obtained. If in the future we need funds to pay expenses, we will consider these and other yet to be identified options for raising funds and/or paying expenses. If our management, or other investors, do not loan to or invest sufficient funds in us, then we will not be able to meet our SEC reporting obligations and will not be able to attract a private company with which to combine.

We have no source of revenues and have a stockholders’ deficit. These conditions raise substantial doubt about our ability to continue as a going concern. We will be devoting our efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, and complete a merger with another company, and ultimately, achieve profitable operations.

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

Management believes that there exist numerous private operating businesses seeking the perceived benefits of operating as a publicly registered corporation. Perceived benefits may include increasing equity financing options, providing stock options or similar benefits as incentives to key employees, and achieving liquidity (subject to restrictions of applicable statutes), for all shareholders. Management further believes that certain private operating businesses prefer merging into a publicly registered company so as to eliminate the time and expense of conducting an initial public offering.

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

Continuing Operations, Liquidity and Capital Resources

We have no known demands or commitments and are not aware of any events or uncertainties that will result in or that are reasonably likely to materially increase or decrease our current liquidity. We had no material commitments for capital expenditures as of August 31, 2018.

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

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of August 31, 2018, there were no deferred tax assets and liabilities due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

Loss Per Common Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of August 31, 2018, there are no outstanding dilutive securities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of August 31, 2018. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2018, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

On September 12, 2018, in connection with the termination of the Merger Agreement and pursuant to and in accordance with, the Company’s Bylaws, the Company’s board of directors removed John Vasquez from his position as the Chief Executive Officer, and simultaneously, on September 12, 2018, the Company’s board of directors, appointed Howard Gostfrand, who is a member of the Company’s board of directors, and who had served as the Chief Executive Officer of the Company from February 23, 2017 until March 30, 2018, to serve as the Company’s Chief Executive Officer effective September 12, 2018. Other than the foregoing, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended August 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Not applicable.

(b) During the quarter ended August 31, 2018, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

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

AG Acquisition Group, Inc.

By:	/s/ Laura Anthony
Name:	Laura Anthony
Title:	Chief Financial Officer (principal financial officer and principal accounting officer)
Date:	October 15, 2018

