Form 10-Q
period 2018-11-30
AG Acquisition Group, Inc.
filed 2019-01-14
CIK 1705126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

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

As of January 14, 2019, there were 10,000,000 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

4

AG Acquisitions Group, Inc.

Condensed Balance Sheets

	As of	As of
	November 30, 2018	February 28, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$4,461	$8,728
Total current assets	4,461	8,728

Total Assets	$4,461	$8,728

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable	$2,500	$6,724
Convertible debt, related party net of discount	5,000	2,944
Stock-settled debt obligation-related party	5,000	5,000
Advances from related parties	16,897	6,575
Accrued interest	671	294
Current liabilities	30,068	21,537

Total Liabilities	$30,068	$21,537

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY

Preferred stock $0.0001 par value: 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock $0.0001 par value: 100,000,000 shares authorized; 10,000,000 shares issued and outstanding at November 30, 2018 and February 28, 2018	1,000	1,000
Additional paid in capital	3,000	3,000
Accumulated deficiency	(29,607)	(16,809)

Total Stockholders’ Deficiency	(25,607)	(12,809)

Total Liabilities and Stockholders’ Deficiency	$4,461	$8,728

See accompanying notes to the condensed financial statements.

AG Acquisitions Group, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$-

Costs and Expenses:
General and administrative	893	3,133	10,365	8,994

Loss from Operations	(893)	(3,133)	(10,365)	(8,994)

Interest Expense	125	1,372	2,433	1,372

Income Tax Provision	-	-	-	-

Net Loss	$(1,018)	$(4,505)	$(12,798)	$(10,366)

Weighed Average Shares Outstanding	10,000,000	10,000,000	10,000,000	10,000,000

Basic and Diluted per Share Amounts:
Basic and diluted net loss per share	$-	$-	$-	$-

See accompanying notes to the condensed financial statements.

AG Acquisitions Group, Inc.

Condensed Statement of Cash Flows

(Unaudited)

	For the Nine Months Ended November 30,
	2018	2017

Cash flows from operating activities:
Net Loss	$(12,798)	$(10,366)

Adjustments to reconcile net loss to cash used in operations
Amortization of debt discount	2,056	1,711
Increase in accrued interest	377	171
Changes in assets and liabilities
Increase (decrease) in accounts payable	(4,224)	3,133

Net Cash Used in Operating Activities	(14,589)	(5,351)

Financing Activities
Proceeds from issuance of convertible debt	-	5,000
Advances from related parties	10,322	3,500
Net cash provided by financing activities	10,322	8,500

Net increase (decrease) in cash	(4,267)	3,149

Cash-beginning of period	8,728	2,628

Cash-end of period	$4,461	$5,777

Supplemental Cash Information:
Interest paid in cash	$-
Taxes paid in cash	$-

See accompanying notes to the condensed financial statements.

AG ACQUISITION GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

QUARTER ENDED NOVEMBER 30, 2018

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

Interim results of operations for the nine months ended November 30, 2018, are not necessarily indicative of future results for the full year. The Company has not earned any revenue from operations since inception.

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

CASH

Cash includes cash on hand and on deposit at banking institutions.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of November 30, 2018, there were no deferred tax assets and liabilities due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of November 30, 2018, there were no outstanding dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of financial assets such as cash, and accounts payable, approximate their fair values because of the short maturity of these instruments.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s financial statements.

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

NOTE 3 – GOING CONCERN

The Company has yet to generate any revenue since inception to date. The Company had a working capital deficiency of $25,607 and an accumulated deficit of $29,607 as of November 30, 2018. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing from its stockholders or other sources, as may be required.

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

NOTE 4 – CONVERTIBLE NOTES PAYABLE- RELATED PARTIES

On July 11, 2017, the Company issued to Leone Group, LLC (“Leone Group”) a promissory note in the aggregate principal amount of $1,000. Leone Group owns 50% of the Company’s outstanding common stock. Laura Anthony, the Company’s Chief Financial Officer, Treasurer, Secretary and director, is the sole stockholder of Leone Group. The note bears interest at a rate of 10% per annum and originally had a maturity date of July 11, 2018, which such maturity date was extended effective July 11, 2018, to January 11, 2019, and extended again on January 2, 2019, to July 11, 2019, effective January 11, 2019. Leone Group has the right at any time to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest into shares of the Company’s common stock at a conversion price equal to 50% of the lowest trading price of the Company’s common stock during the five trading day period ending on the last complete trading day prior to the conversion date.

On July 14, 2017, the Company issued to American Capital Ventures (“ACV”) a promissory note in the aggregate principal amount of $1,000. Howard Gostfrand, the Company’s current Chief Executive Officer and member of the Company’s Board is the sole owner of ACV. The note bears interest at a rate of 10% per annum and originally had a maturity date of July 14, 2018, which such maturity date was extended effective July 14, 2018, to January 14, 2019, and extended again on January 2, 2019, to July 14, 2019, effective January 14, 2019. ACV has the right at any time to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest into shares of the Company’s common stock at a conversion price equal to 50% of the lowest trading price of the Company’s common stock during the five trading day period ending on the last complete trading day prior to the conversion date.

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

Because there is no market for the Company’s common stock, the conversion rights did not meet the criteria for derivative classification. However, because the convertible notes are convertible into a variable number of shares based on a fixed dollar amount, the intrinsic value of the conversion feature, which approximates fair value, is presented as a stock settled debt obligation on the accompanying balance sheets. The stock settled debt obligation of $5,000 was offset with a discount on the convertible debt to be amortized into interest expense through the maturity dates of the convertible debt. During the nine months ended November 30, 2018, the Company recognized $2,433 of interest expense including amortization of the debt discount totaling $2,056 and the convertible debt has a balance of $5,000, net of unamortized discounts of $2,056.

NOTE 5 – STOCKHOLDERS’ EQUITY

Effective February 23, 2017, the Company issued a total of 10,000,000 shares of $0.0001 par value common stock to entities owned and controlled by the Company’s two officers and directors. The shares were issued for $0.0004 per share for a total of $4,000. The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001 and 5,000,000 shares of preferred stock, par value $0.0001. As of November 30, 2018, there are 10,000,000 shares of common stock and no shares of preferred stock issued and outstanding.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

As of November 30, 2018, entities owned and controlled by the Company’s sole officers and directors have provided the Company with its only cash for operations. In February 2017, entities owned and controlled by the Company’s sole officers and directors purchased an aggregate of 10,000,000 shares of common stock for a total purchase price of $4,000.

During the year ended February 28, 2018, the Company issued convertible debt in the aggregate amount of $5,000 to affiliates.

As of the quarter ending November 30, 2018, the Company had advances from related parties of $16,897. These advances have no formal repayment terms.

The Company uses the office of an officer and director, without charge. The same officer has also provided legal services to the Company to date, without charge.

NOTE 7 – SUBSEQUENT EVENTS

None, except for the extension of debt disclosed in Note 4.

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

Results of Operations

The Company has yet to generate any revenue since inception (February 23, 2017) to date. The Company had a working capital deficiency of $25,607 and an accumulated deficit of $29,607 as of November 30, 2018. At November 30, 2018, we had $4,461 of cash assets and $30,068 of total liabilities. We have no revenues. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing from its stockholders or other sources, as may be required.

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

Continuing Operations, Liquidity and Capital Resources

We have no known demands or commitments and are not aware of any events or uncertainties that will result in or that are reasonably likely to materially increase or decrease our current liquidity. We had no material commitments for capital expenditures as of November 30, 2018.

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

The Company has yet to generate any revenue since inception to date. The Company had a working capital deficiency of $25,607 and an accumulated deficit of $29,607 as of November 30, 2018. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing from its stockholders or other sources, as may be required.

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

Cash

Cash includes cash on hand and on deposit at banking institutions.

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of November 30, 2018, there were no deferred tax assets and liabilities due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

Loss Per Common Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of November 30, 2018, there are no outstanding dilutive securities.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s financial statements.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2018. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2018, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

On September 12, 2018, in connection with the termination of the Merger Agreement and pursuant to and in accordance with, the Company’s Bylaws, the Company’s board of directors removed John Vasquez from his position as the Chief Executive Officer, and simultaneously, on September 12, 2018, the Company’s board of directors, appointed Howard Gostfrand, who is a member of the Company’s board of directors, and who had served as the Chief Executive Officer of the Company from February 23, 2017 until March 30, 2018, to serve as the Company’s Chief Executive Officer effective September 12, 2018. Other than the foregoing, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended November 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Not applicable.

(b) During the quarter ended November 30, 2018, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

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

AG Acquisition Group, Inc.

By:	/s/ Laura Anthony
Name:	Laura Anthony
Title:	Chief Financial Officer (principal financial officer and principal accounting officer)
Date:	January 14, 2019

